Form 10-K
period 2025-12-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2026-02-18
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant on June 30, 2025, based on the closing price as reported on the New York Stock Exchange.

Western Midstream Partners, LP	$8.3 billion
Western Midstream Operating, LP	None
Common units outstanding as of February 13, 2026:

Western Midstream Partners, LP	393,667,434
Western Midstream Operating, LP	None
DOCUMENTS INCORPORATED BY REFERENCE
None

	Auditor Name	Auditor Location	Auditor Firm ID
Western Midstream Partners, LP	KPMG LLP	Houston, Texas	185
Western Midstream Operating, LP	KPMG LLP	Houston, Texas	185

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
DBM water systems
Produced-water gathering, transporting, recycling, treating, supply, and disposal systems in West Texas and New Mexico, including the assets acquired from Aris (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

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

Natural-gas liquid(s) or NGL(s)	The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of pressure and temperature.

Defined Term	Definition
NYSE	New York Stock Exchange.
Occidental	Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding our general partner.
OTTCO	Overland Trail Transmission, LLC.
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

Produced water	Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
RCF	WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Recycled water	Water from industrial processes, such as produced water from wells or flowback from hydraulic fracturing, which has been treated to a standard suitable for reuse in other operations.
Red Bluff Express	Red Bluff Express Pipeline, LLC, in which we own a 30% interest.
Red Desert complex	The Red Desert gathering lines and related facilities.
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

Tailgate	The point at which processed natural gas and/or natural-gas liquids leave a processing facility for end-use markets.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
Water solutions volumes	Water solutions volumes include groundwater and gathered produced water that is treated and recycled.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The Delaware Basin Midstream complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC, a subsidiary of Occidental.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
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

PART 1
Items 1 and 2. Business and Properties

GENERAL OVERVIEW

WES and WES Operating. WES is a Delaware master limited partnership formed in September 2012. Our common units are publicly traded on the NYSE under the symbol “WES.” Our general partner is a wholly owned subsidiary of Occidental. WES Operating is a Delaware limited partnership formed by Anadarko in 2007 to acquire, own, develop, and operate midstream assets. As of December 31, 2025, WES owns, directly and indirectly, a 98.1% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of WES Operating GP, which holds the entire non-economic general partner interest in WES Operating.
WES’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our partnership interest in WES Operating (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
We are engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell residue, NGLs, and condensate on behalf of ourselves and our customers under certain contracts.
Our gas gathering systems transport raw, or untreated, natural gas from our customers’ wellheads or production facilities to a central location for treating and processing. During processing, unwanted contaminants are removed and natural gas is separated into pipeline quality natural gas, or residue gas, and a mixed NGLs stream that are then transported and marketed to end-use markets or for additional processing. Our crude-oil assets gather raw, high and low vapor-pressure oil at the well site to be processed at oil stabilization facilities before being delivered to crude-oil terminals, storage facilities, long-haul crude-oil pipelines, and refineries. In addition, our produced-water gathering, transporting, recycling, treating, supply, and disposal systems provide the link between well sites or nearby collection points and our integrated network of facilities that (i) remove hydrocarbon products and other sediments from produced water, (ii) recycle and supply treated produced water and groundwater for use in our customers’ operations, and (iii) re-inject produced water utilizing permitted disposal wells.

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

ASSETS AND AREAS OF OPERATION

As of December 31, 2025, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems	13	2	1
Treating facilities	43	3	—
Processing plants/trains	27	3	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1

These assets and investments are located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). The following table provides information regarding our assets by geographic region, as of and for the year ended December 31, 2025:

Area	Asset Type	Miles of Pipeline (1)	Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating, or Disposal Capacity (MBbls/d) (1)	Average Throughput for Natural-Gas Assets (MMcf/d) (2)	Average Throughput for Crude-Oil and NGLs Assets (MBbls/d) (2)	Average Throughput for Produced-Water Assets (MBbls/d) (2)

Texas / New Mexico	Gathering, Processing, Treating, Disposal, and Recycling	5,141	2,620	6,072	2,453	284	1,608
	Transportation	1,307	—	—	448	89	—
Rocky Mountains	Gathering, Processing, and Treating	6,905	3,160	232	2,391	97	—
	Transportation	1,557	—	—	112	54	—
Total		14,910	5,780	6,304	5,404	524	1,608
_________________________________________________________________________________________
(1)All system metrics are presented on a gross basis. Includes (i) bypass capacity at the DJ Basin and West Texas complexes and (ii) recycling capacity at the DBM water systems.
(2)Includes throughput for all assets owned and ownership interests accounted for by us under the equity method of accounting. For further details see Properties below.

Our operations are organized into a single operating segment that engages in gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. See Part II, Item 8 of this Form 10-K for disclosure of revenues and operating income (loss) for the years ended December 31, 2025, 2024, and 2023, and total assets for the years ended December 31, 2025 and 2024.

ACQUISITIONS AND DIVESTITURES

During the fourth quarter of 2025, we closed on the acquisition of Aris by merger in a transaction valued at $2.0 billion, including the cash and equity merger consideration, Aris’s outstanding debt of $80.0 million in revolving credit facility borrowings that were repaid at closing, and $500.0 million in principal amount of senior notes. Based on Aris shareholder consideration elections, we issued 26.6 million common units and paid $415.0 million in cash, funded with borrowings under the commercial paper program, in exchange for all issued and outstanding shares of Aris common stock. Aris’s water infrastructure assets, located in Lea and Eddy Counties, New Mexico and West Texas, include approximately 830 miles of produced-water pipeline, 1,812 MBbls/d of produced-water handling capacity, 1,560 MBbls/d of water recycling capacity, and 625,000 dedicated acres.
During the second quarter of 2024, we closed on the sale of our 33.75% interest in the Marcellus Interest systems. During the first quarter of 2024, we closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Mont Belvieu JV, (ii) the 20.00% interest in Whitethorn LLC, (iii) the 15.00% interest in Panola, and (iv) the 20.00% interest in Saddlehorn.
See Note 3—Acquisitions and Divestitures, Note 5—Equity and Partners’ Capital, and Note 13—Debt in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

•Enhancing our growth through systematic acquisition activity. We intend to continue to be opportunistic in our approach to adding assets, business lines, and geographies that fit with our mission and competencies in a methodical and systematic manner. The purpose of this activity, when combined with organic growth, is to maintain our return-of-capital levels and drive sustainable, long-term distribution growth.

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

•Generating stable cash flows. We intend to continue generating low-volatility cash flows through commodity-price cycles by pursuing fee-based contracts with risk-reducing protections in place, such as minimum-volume commitments.

COMPETITIVE STRENGTHS

We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•Substantial presence in basins with historically strong producer economics. Our core operating areas are in the Delaware, DJ, and Powder River Basins, which historically have seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. Our assets in these areas are capable of servicing hydrocarbon production that contains natural gas, crude oil, condensate, and NGLs. Our systems in the Delaware Basin also include significant produced-water gathering, transporting, recycling, treating, supply, and disposal infrastructure, which makes us a uniquely positioned, full-service midstream provider in the basin.
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
•Commodity-price and volumetric-risk mitigation. We believe a substantial majority of our cash flows are protected from direct exposure to commodity-price volatility. For the year ended December 31, 2025, and excluding the impact of equity investments, 97% of our wellhead natural-gas volume and 100% of our crude-oil and produced-water throughput were serviced under fee-based contracts. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) actual recoveries differ from contractual recoveries under certain of our processing agreements or (ii) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facility and skim oil that is recovered during the produced-water gathering and disposal process. In addition, we have historically mitigated volumetric risk through minimum-volume commitments and cost-of-service contract structures. For the year ended December 31, 2025, and excluding the impact of equity investments, we had approximately 2.5 Bcf/d for our natural-gas assets, approximately 476 MBbls/d for our crude-oil and NGLs assets, and approximately 1,028 MBbls/d for our produced-water assets that were supported by either minimum-volume commitments with associated deficiency payments or cost-of-service commitments. See Note 18—Subsequent Event in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for discussion of an amendment to the gas gathering agreement between Delaware Midstream LLC, a WES subsidiary, and Anadarko E&P Onshore LLC, a subsidiary of Occidental, that replaces the agreement’s cost-of-service structure with a fixed-fee structure and additional minimum-volume commitments.

•Liquidity to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, long-dated debt maturity profile, long-term relationships, and reasonable access to capital markets provide us with the liquidity to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital-market cycles. The effective borrowing capacity under the RCF was $2.0 billion as of December 31, 2025. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
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

WES AND WES OPERATING’S RELATIONSHIP WITH OCCIDENTAL PETROLEUM CORPORATION

The officers of our general partner manage our operations and activities under the direction and supervision of the Board of our general partner, which is a wholly owned subsidiary of Occidental. Occidental is among the largest independent oil and gas exploration and production companies in the world. Occidental’s upstream oil and gas business explores for, develops, and produces crude oil and condensate, NGLs, and natural gas. As of December 31, 2025, Occidental had a 39.7% limited partner interest in us, a 2.2% general partner interest in us, and a 1.9% limited partner interest in WES Operating. See Note 18—Subsequent Event in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation as of December 31, 2025.

GATHERING, PROCESSING, TREATING, AND DISPOSAL

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating / Disposal Capacity (MBbls/d)	Gathering Systems	Pipeline Miles (2)
West Texas / New Mexico	West Texas complex (3)	Gathering, Processing, & Treating	19	2,190	65	3	1,920
West Texas	DBM oil system (4)	Gathering & Treating	19	—	350	1	674
West Texas / New Mexico	DBM water systems (5)	Gathering, Transporting, Recycling, Treating, Supply & Disposal	—	—	5,567	8	1,637
West Texas	Mi Vida (6)	Processing	1	200	—	—	—
South Texas	Brasada complex	Gathering, Processing, & Treating	3	230	15	1	58
South Texas	Springfield system (7)	Gathering & Treating	3	—	75	2	852
Total			45	2,620	6,072	15	5,141
_________________________________________________________________________________________
(1)Includes 215 MMcf/d of bypass capacity at the West Texas complex.
(2)Includes 19 miles of transportation related to the residue lines (regulated by FERC) at the West Texas complex and 15 miles of transportation related to a crude-oil pipeline at the DBM oil system.
(3)The West Texas complex includes the DBM complex, DBJV and Haley systems, and the Ranch Westex processing plant.
(4)The DBM oil system includes five central production facilities, two regional oil treating facilities, and three combined oil transfer/treating facilities.
(5)The DBM water systems include assets acquired from Aris.
(6)We own a 50% interest in Mi Vida, which owns a processing plant operated by a third party.
(7)We own a 50.1% interest in the Springfield system and serve as the operator.

West Texas and New Mexico

West Texas gathering, processing, and treating complex

During the year ended December 31, 2025, the North Loving plant was completed, adding 250 MMcf/d of processing capacity to the complex.

•Customers. For the year ended December 31, 2025, Occidental’s production represented 43% of the West Texas complex throughput, and the two largest third-party customers provided 29% of the throughput.

•Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring, Wolfcamp, and Penn formations in the Delaware Basin portion of the Permian Basin.

•Delivery points. Gas is dehydrated, compressed, and delivered within the West Texas complex and to the Mi Vida plant (see below) for processing, while lean gas is delivered into Enterprise GC, L.P.’s pipeline for ultimate delivery into Energy Transfer LP’s (“ET”) Oasis pipeline (the “Oasis pipeline”). Residue gas from the West Texas complex is delivered to the Red Bluff Express pipeline, Whitewater Midstream, LLC’s Agua Blanca pipeline, Oasis pipeline, Transwestern Pipeline Company LLC’s pipeline (“Transwestern pipeline”), and Kinder Morgan, Inc.’s interstate pipeline system. NGLs production is primarily delivered into the Sand Hills pipeline, Lone Star NGL LLC’s pipeline (“Lone Star pipeline”), and Coastal Bend NGL pipeline.

•North Loving Train II. We are currently constructing a new cryogenic processing train in the North Loving area of our West Texas complex. The North Loving Train II will have a capacity of 300 MMcf/d and is expected to be completed in the second quarter of 2027. Upon completion, the West Texas complex will have a total processing capacity of 2,490 MMcf/d.

DBM oil-gathering system, treating facilities, and storage

•Customers. As of December 31, 2025, DBM oil system throughput was from Occidental and one third-party producer. For the year ended December 31, 2025, Occidental’s production represented 99% of the total DBM oil system throughput and is subject to the Texas Railroad Commission tariff.

•Supply. The DBM oil system is supplied from production from the Delaware Basin portion of the Permian Basin.

•Delivery points. Crude oil treated at the DBM oil system is delivered into Plains All American Pipeline.

DBM produced-water systems

During the year ended December 31, 2025, the Partnership completed the Aris acquisition (see Acquisitions and Divestitures within these Items 1 and 2 for additional information).

•Customers. As of December 31, 2025, DBM water systems throughput was from Occidental and numerous third-party producers, with Occidental’s production representing 61% of the throughput.

•Supply. Supply of produced water for the systems comes from crude-oil production from the Delaware Basin portion of the Permian Basin.

•Disposal. The DBM water systems gather and dispose of produced water via subsurface injection or offload to third-party service providers. The systems’ injection wells are located in Culberson, Loving, Reeves, and Ward Counties in Texas, and Eddy and Lea Counties in New Mexico.

•Water Solutions. The DBM water systems now include significant water supply infrastructure from the Aris acquisition. The DBM water systems now manage 1,560 MBbls/d of produced-water recycling capacity and 19,539 MBbls of water storage capacity in New Mexico and Texas.

•McNeill Ranch. As part of the Aris acquisition, the Partnership owns or leases 45,700 acres of land stretching over Lea County in New Mexico, and Andrews and Gaines Counties in Texas.

•In January 2025, we sanctioned the construction of (i) a 42-mile, 30-inch pipeline with the capacity to transport over 800 MBbls/d of produced water to additional disposal facilities in eastern Loving County within the Delaware Basin, and (ii) three regional clean-water handling facilities with total incremental capacity of approximately 280 MBbls/d. We also executed an agreement for incremental disposal capacity to support the Pathfinder pipeline project which, in addition to the construction of additional disposal facilities in eastern Loving County, will support existing disposal obligations. Construction is expected to be completed by the first quarter of 2027.

Mi Vida processing plant

•Customers. As of December 31, 2025, Mi Vida plant throughput was from multiple third-party customers.

•Supply and delivery points. The Mi Vida plant receives volumes from the West Texas complex and ET’s gathering system. Residue gas from the Mi Vida plant is delivered to the Oasis pipeline or Transwestern pipeline. NGLs production is delivered to the Lone Star pipeline.

•During the fourth quarter of 2024, we executed agreements to realign the commercial structure of Mi Vida, which provided us with 100 MMcf/d of dedicated natural-gas processing capacity in the Delaware Basin beginning in mid-2025.

South Texas

Medina
Uvalde
Bexar
Atascosa
Zavala
Frio
Karnes
TEXAS
Brasada
Bee
Dimmit
La Salle
McMullen
Live Oak
Springfield
Gas-Gathering System
Oil-Gathering System
Processing/Treating
Webb
Jim Wells
Duval

Brasada gathering, stabilization, treating, and processing complex

•Customers. For the year ended December 31, 2025, Brasada complex throughput was from one third-party customer.

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

Springfield gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2025, Springfield system throughput was from multiple third-party customers.

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

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating Capacity (MBbls/d)	Gathering Systems	Pipeline Miles (2)
Colorado	DJ Basin complex (3)	Gathering, Processing, & Treating	17	1,750	70	2	1,677
Colorado	DJ Basin oil system	Gathering & Treating	6	—	155	1	462
Utah	Chipeta (4)	Processing	3	790	—	—	4
Total			26	2,540	225	3	2,143
_________________________________________________________________________________________
(1)Includes 250 MMcf/d of bypass capacity at the DJ Basin complex.
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
COSF
Gas-Gathering System
Gas-Processing Plant

DJ Basin gathering, treating, and processing complex

•Customers. For the year ended December 31, 2025, Occidental’s production represented 56% of the DJ Basin complex throughput, and the two largest third-party customers provided 30% of the throughput.

•Supply. The DJ Basin complex is supplied primarily by the Wattenberg field.

•Delivery points. As of December 31, 2025, the DJ Basin complex had various delivery-point interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system for gas not processed within the DJ Basin complex. The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”), Tallgrass Energy’s Cheyenne Connector pipeline, and Xcel Energy’s residue pipelines for natural-gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline, FRP’s pipeline, and DCP’s Wattenberg NGL pipeline for NGLs takeaway. In addition, the NGLs fractionators and associated truck-loading facility at the Platte Valley and Wattenberg plants provide access to local NGLs markets.

DJ Basin oil-gathering system, stabilization facility, and storage

•Customers. As of December 31, 2025, DJ Basin oil system throughput was from Occidental and two third-party producers. For the year ended December 31, 2025, Occidental’s production represented 98% of the total DJ Basin oil system throughput.

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

Utah

Daggett
Summit
Moffat
Chipeta
Duchesne
Uintah
Wasatch
Rio
Blanco
Utah
Carbon
UTAH
Emery
Grand
Processing/Treating

Chipeta processing complex

During the year ended December 31, 2025, Chipeta completed interconnect facilities to accommodate up to 150 MMcf/d of gas receipts from Kinder Morgan’s Altamont Green River Pipeline.

•Customers. For the year ended December 31, 2025, Chipeta complex throughput was from numerous third-party customers, with the five largest customers providing 85% of the throughput.

•Supply. Chipeta’s inlet is connected to Caerus Uinta LLC’s gathering system, the MountainWest Pipeline, LLC system (“MountainWest Pipeline”), Three Rivers Gathering, LLC’s system, which is operated by Harvest Midstream, and Kinder Morgan’s Altamont Green River Pipeline.

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

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing / Treating Capacity (MBbls/d)	Gathering Systems	Pipeline Miles (1)
Northeast Wyoming	Powder River Basin complex (2)	Gathering, Processing, & Treating	6	620	7	2	2,685
Southwest Wyoming	Granger complex	Gathering	—	—	—	1	742
Southwest Wyoming	Red Desert complex	Gathering	—	—	—	1	1,049
Southwest Wyoming	Rendezvous (3)	Gathering	—	—	—	1	286
Total			6	620	7	5	4,762
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
Alba
Sweetwater
Uinta
Granger
Transportation Pipelines
Gas-Gathering System
Gas-Processing Plant

Northeast Wyoming

Powder River Basin gathering, processing, and treating complex

•Customers. For the year ended December 31, 2025, the three largest third-party customers provided 66% of the throughput, and Occidental’s production represented 3% of the Powder River Basin complex throughput.

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

Southwest Wyoming

Granger gathering system

•Customers. For the year ended December 31, 2025, Granger complex throughput was from numerous third-party customers, with the two largest customers providing 70% of the throughput.

•Supply. The Granger complex is supplied by the Moxa Arch, Jonah, and Pinedale Anticline fields.

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

Red Desert gathering system

•Customers. For the year ended December 31, 2025, Red Desert complex throughput was from numerous third-party customers, with the three largest customers providing 55% of the throughput.

•Supply and delivery points. The Red Desert complex gathers and compresses natural gas produced from the eastern portion of the Greater Green River Basin and delivers to a third party for processing.

Rendezvous gathering system

•Customers. For the year ended December 31, 2025, Rendezvous system throughput primarily was from two shippers that have dedicated acreage to the system.

•Supply and delivery points. The Rendezvous system provides high-pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to Harvest Midstream’s Blacks Fork gas-processing plant, which connects to the MountainWest Pipeline, NWPL, and the Kern River pipeline via the Rendezvous pipeline.

TRANSPORTATION

MIGC
OTTCO
Wyoming
South Dakota
Minnesota
Iowa
Nebraska
Utah
GNB Pipeline
Colorado
White Cliffs Pipelines
(10% Interest)
Kansas
Front Range Pipeline
(33.3% Interest)
Oklahoma
Texas Express Gathering
(20% Interest)
New Mexico
Arizona
Texas Express Pipeline
(20% Interest)
Red Bluff Express
(30% Interest)
Texas
Natural Gas
Crude Oil
NGLs

Location	Asset	Type	Ownership Interest	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil & NGLs	10.00%	1,066
Utah	GNB NGL (1)	NGLs	100.00%	33
Northeast Wyoming	MIGC (1)	Gas	100.00%	243
Southwest Wyoming	OTTCO	Gas	100.00%	215
Colorado, Oklahoma, Texas	FRP (1) (2)	NGLs	33.33%	452
Texas	TEG (2)	NGLs	20.00%	138
Texas	TEP (1) (2)	NGLs	20.00%	594
Texas	Red Bluff Express (1) (2)	Gas	30.00%	123
Total				2,864
_________________________________________________________________________________________
(1)Regulated by FERC.
(2)Operated by a third party.

Rocky Mountains - Colorado

White Cliffs pipeline. The White Cliffs dual pipeline system had multiple committed shippers, including Occidental, as of December 31, 2025. Other parties may also ship on the White Cliffs pipeline at FERC-based rates. The pipeline provides crude-oil and NGLs takeaway capacity from Platteville, Colorado, to ET’s storage facility in Cushing, Oklahoma, which ultimately delivers to Gulf Coast and mid-continent refineries. It is supplied by production from the DJ Basin. At the point of origin, there is a storage facility adjacent to a truck-unloading facility.

Texas

Front Range Pipeline. FRP provides NGLs takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld and Adams Counties, Colorado (including the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2025, the pipeline had multiple committed shippers, including Occidental. FRP provides capacity to other shippers at the posted FERC tariff rate.

Texas Express Gathering. TEG consists of two NGLs gathering systems that provide plants in North Texas and the Texas panhandle with access to NGLs takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2025.

Texas Express Pipeline. TEP delivers to Enterprise’s NGLs fractionation and storage facility in Mont Belvieu, Texas. TEP is supplied with NGLs from other pipelines or systems including FRP, the MAPL pipeline, and TEG. As of December 31, 2025, the pipeline had multiple committed shippers, including Occidental. TEP provides capacity to other shippers at the posted FERC tariff rates.

Red Bluff Express pipeline. As of December 31, 2025, the Red Bluff Express pipeline had multiple committed shippers, including Occidental. The pipeline also provides capacity to other shippers at the posted FERC-based rates. The pipeline is supplied by production from our West Texas complex and other third-party plants. The Red Bluff Express pipeline transports natural gas from Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas.

COMPETITION

The midstream services business is extremely competitive, and our competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition is primarily based on reputation, commercial terms, operational reliability, service levels, location, available capacity, capital expenditures, and fuel efficiencies. Competition levels vary in our geographic areas of operation and are greatest in areas experiencing heightened producer activity and during periods of high commodity prices. Notwithstanding, Occidental and third-party producers provide certain dedications and/or minimum-volume commitments in our significant areas of operation. We believe that our assets located outside of dedicated areas, whether in or out of the aforementioned significant areas of operation, are geographically well-positioned to retain and attract both Occidental and third-party volumes.
We believe the primary advantages of our assets include proximity to established and/or future production and the available service flexibility provided to producers. We believe we can efficiently, and at competitive and flexible contract terms, provide services that customers require to gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather, transport, recycle, treat, supply, and dispose of water.

REGULATION OF OPERATIONS

Pipeline Safety and Maintenance
Many of the pipelines we use to gather and transport oil, natural gas, and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency under the U.S. Department of Transportation (“DOT”). Natural-gas pipelines are subject to PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”). Crude-oil and NGLs pipelines are regulated by PHMSA pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement, and management of natural-gas, crude-oil, NGLs, and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum allowable operating pressures (“MAOP”), pipeline patrols and leak surveys, minimum depth requirements, emergency procedures, and other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity-management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. Past operation of our pipelines with respect to these NGPSA and HLPSA requirements has not resulted in the incurrence of material costs; however, the possibility of new or amended laws and regulations or reinterpretation of PHMSA enforcement practices or other guidance with respect thereto exists, and future compliance with the NGPSA, HLPSA, and new or amended PHMSA regulations could result in increased costs that could have a material adverse effect on our results of operations or financial position.
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

Interstate Natural-Gas Pipeline Regulation
The operations of our MIGC pipeline and the West Texas complex residue lines (exiting our Ramsey and Ranch Westex processing plants) are subject to regulation by FERC under the Natural Gas Act of 1938. FERC oversees various aspects of these assets’ operations, including rates, services, facility certification, capacity management, and market conduct.
FERC-regulated pipelines must comply with standards of conduct, transparency, and anti-manipulation rules, with annual reporting and public disclosures required. Both FERC and the Commodity Futures Trading Commission (the “CFTC”) have authority to impose substantial civil penalties for violations of these rules and regulations, potentially in excess of $1.0 million per day. Should we fail to comply with these regulations, we could be subject to substantial penalties and fines.

Interstate Liquids-Pipeline Regulation
Our interstate liquids pipelines, including GNB NGL, Thunder Creek NGL, FRP, TEP, and White Cliffs, are regulated by FERC as common carriers under federal law. FERC requires that pipeline rates be “just and reasonable” and uses an indexing methodology, reviewed every five years, to adjust rates. Pipelines may seek rate changes through cost-of-service or market-based approaches, and rates can be challenged or suspended pending investigation. FERC’s Revised Policy Statement restricts MLPs from recovering income tax allowances, potentially impacting revenues. The CFTC and the Federal Trade Commission also oversee market conduct and can impose significant penalties for violations, with fines potentially exceeding $1.0 million per day.

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

These federal and state laws and their implementing regulations generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals, or other releases, to surface and below-ground soils and groundwater. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective-action obligations or the incurrence of capital expenditures; the occurrence of delays or cancellations in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Moreover, there exist environmental laws that provide for citizen suits, which allow individuals and environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. See the following Risk Factors under Part I, Item 1A of this Form 10-K for further discussion on environmental matters such as ozone standards, climate change, including methane or other GHG emissions, hydraulic fracturing, and other regulatory initiatives related to environmental protection: “We are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities,” “Adoption of new or more stringent climate-change or other air-emissions legislation or regulations restricting emissions of GHGs or other air pollutants could negatively impact us, our producer customers, or downstream customers by increasing operating costs and reducing volumetric throughput on our systems due to reduced demand for the gathering, processing, compressing, treating, transporting, supply, and produced-water disposal services we provide,” “Changes in laws or regulations regarding hydraulic fracturing could result in increased costs, operating restrictions, or delays in the completion of oil and natural-gas wells, which could decrease the need for our gathering and processing services,” and “Physical injection constraints and the adoption of new or more stringent legal standards relating to induced seismic activity could affect our produced-water disposal operations.” The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable, as existing standards are subject to change and new standards continue to evolve.
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
The following are examples of proposed and/or final regulations or other regulatory initiatives that could have a potentially material impact on us:

•Ground-Level Ozone Standards. In 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion under the primary standard to 70 parts per billion under the secondary standard to provide requisite protection of public health and welfare. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable,” or “non-attainment,” which have been amended from time to time. Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. Subsequently, in January 2021, the Biden Administration announced that it would reconsider the December 2020 final action in favor of a more stringent ground-level ozone standard but did not make a final determination and the 2015 NAAQS remains in place. Ongoing state implementation of the 2015 NAAQS, as well as potential implementation of even more stringent ground-level ozone standards, could, among other things, require installation of new emission controls on some of our or our customer’s equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

•Standards Requiring Reduction of Methane and Other Emissions by the Oil and Gas Industry. In March 2024, the EPA published New Source Performance Standards (“NSPS”) and Emissions Guidelines (“EGs”), known as Subpart OOOOb and Subpart OOOOc, respectively, which introduce emissions standards for methane and volatile organic compounds (“VOCs”) from certain new, modified, and reconstructed oil and natural-gas production, processing and transmission facilities. Subpart OOOOc will additionally apply new standards to existing facilities. These rules set more stringent standards and requirements for a variety of sources including flares, wells, storage vessels, compressors, pumps, sweetening units, equipment that may leak, and others. Among the many additional requirements, one notable addition is the creation of a Super Emitter Program that, among other things, authorizes the EPA to require the operator to respond when third parties detect and notify the EPA of remotely-detected emissions. Subpart OOOOb generally became effective in May 2024, with rolling compliance dates for certain sources. Subpart OOOOc has a longer implementation timeline, requiring each state to submit a plan to the EPA for appropriate emissions reductions within two years of the date that the rule is published. Any state-implemented rules must be at least as stringent as the federal rules, and regulated entities will be required to comply with state or federal rules within three years after the deadline for state plan submittals. In November 2025, the EPA finalized a rule to extend certain compliance deadlines for Subpart OOOOb and Subpart OOOOc. We cannot predict the full scope of any final regulatory requirements imposed by the states or the cost to comply with such requirements. Also, at the state level, some states where we conduct operations, including Colorado, have implemented requirements for the performance of leak detection programs that require identification and repair of methane leaks at certain oil and natural-gas sources. States are also imposing rules to limit other emissions from oil and gas operations. For example, in November 2025, the Colorado Air Quality Control Commission (“AQCC”) approved new measures to reduce by 50%, compared to 2017 levels, ground-level ozone-forming air pollution emissions from oil and gas operations. Compliance with these rules or with any similar or future federal or state regulation of methane or other emissions from operations could, among other things, require installation of new emission controls on some of our equipment and increase our capital expenditures and operating costs, and could have a material adverse effect on our business, financial condition, and results of operations.

•Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce GHG emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, methane fees, GHG-reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. The EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict GHG emissions under existing Clean Air Act provisions and may require the installation of “best available control technology” to limit GHG emissions from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production, processing, and gathering and boosting sources, although in September 2025, the EPA proposed a rule to eliminate and/or delay certain of these rules. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020. Since that time, the United States has withdrawn then rejoined the Paris Agreement. In January 2025, President Trump signed an executive order to again withdraw from the Agreement, which would become effective in approximately January 2026 and effectively nullify the United States’ economy-wide GHG emissions reductions targets established pursuant to the Paris Agreement. In 2022, Congress enacted the Inflation Reduction Act (the “IRA”), which added Section 136 to the Clean Air Act and imposed the first-ever direct federal “charge” on methane emissions called the “Waste Emissions Charge” (“WEC”) for certain facilities within the oil and natural gas industry. The IRA states that it would apply to methane emissions beginning in 2024, with the first charge for 2024 emissions due in 2025. In March 2025, however, President Trump signed a Congressional Review Act joint resolution, effectively eliminating the WEC rule. While the rule has been invalidated, the IRA’s underlying statutory methane fee still exists, though enforcement is stalled without an implementing regulation. Further, pursuant to legislation, reporting and payment obligations set forth in the IRA have been delayed until 2034 or later. While the Paris Agreement and the WEC rule have been pulled back for now, there is a possibility that future administrations may seek to proceed with the implementation of associated programs and rules.
At the state level, the Colorado AQCC adopted a similar rule in February 2024, imposing fees on certain operations for GHG emissions. Colorado also promulgated, or is expected to promulgate, several rules to implement 2021 state legislation requiring the development of air quality regulations that will result in a

20.5% reduction in combustion greenhouse gas emissions from the midstream sector by 2030 as compared to a 2015 baseline. Such rules require, among other things, midstream operators to comply by 2030 with certain emissions caps through various means of emissions reductions and/or the utilization of credits. Further, Colorado previously adopted regulations for methane emissions from certain oil and natural-gas operations, and imposed certain GHG intensity standards, which set numerical limits of carbon dioxide equivalent (“CO2e”) emissions per barrel of oil produced. The implementation of substantial limitations on and/or costs associated with GHG emissions, in areas where we conduct operations could result in increased compliance costs, including to acquire emissions allowances or comply with new regulatory or reporting requirements, which developments could adversely affect demand for oil and natural gas that our customers produce, reduce demand for our services, and could have a material adverse effect on our business, financial condition, and results of operations.

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

TITLE TO PROPERTIES AND RIGHTS-OF-WAY

Our real property is either owned in fee title or held through leases, easements, rights-of-way, permits, or licenses from landowners or governmental authorities, permitting the use of such land for our operations. We own portions of the land where our plants and other major facilities are located and lease the remainder of the land under long-standing agreements. We believe we have satisfactory title to all of our material leases, easements, rights-of-way, permits, and licenses.

HUMAN CAPITAL RESOURCES

The officers of our general partner manage our operations and activities under the direction and supervision of the Board. As of December 31, 2025, WES employed 1,704 persons, all of whom reside in the United States. None of these employees are covered by collective bargaining agreements, and WES considers its employee relations to be good. Our 2025 voluntary attrition rate was 9%, which we believe is reasonable for our industry and market conditions during the year.
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

•conflicts of interest among us and our general partner and its related parties, including Occidental, with respect to, among other things, and our future business opportunities;

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

RISKS INHERENT IN OUR BUSINESS

We are dependent on Occidental for over 50% of revenues related to the natural gas, crude oil, NGLs, and produced water that we gather, transport, recycle, treat, supply, and/or dispose. A material reduction in Occidental’s production that is gathered, treated, processed, or transported by our assets would result in a material decline in our revenues and cash available for distribution.
We rely on Occidental for over 50% of revenues related to the natural gas, crude oil, NGLs, and produced water that we gather, transport, recycle, treat, supply, and/or dispose. For the year ended December 31, 2025, and excluding the impact of equity investments, 60% of Total revenues and other, 36% of our throughput for natural-gas assets, 91% of our throughput for crude-oil and NGLs assets, and 61% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. Occidental may decrease its production in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Occidental would result in a material decline in our revenues and our cash available for distribution. In addition, Occidental may determine that drilling activity in areas other than our areas of operation is strategically more attractive. A shift in Occidental’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.
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
Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit rating assigned to WES Operating’s debt by the major credit rating agencies. Any future downgrades in WES Operating’s credit ratings could adversely affect WES Operating’s ability to issue debt, including commercial paper, in the public debt markets and negatively impact our cost of capital, future interest costs, and ability to effectively execute aspects of our business strategy. For example, WES Operating currently has $2.1 billion in total principal amount of outstanding senior notes that provide for changes to the coupon rates following changes in WES Operating’s credit ratings. Future credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas-sales contracts. At December 31, 2025, there were no letters of credit or cash-provided assurance of our performance under contractual arrangements with credit-risk-related contingent features.
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
Although inflation in the United States has declined since 2023, the prices of key inputs to the midstream industry have continued to be significantly impacted by inflation relative to historical levels. This continued inflation has raised our costs for steel products, automation components, power supply, labor materials, fuel, chemicals, and services, thereby increasing our operating costs and capital expenditures. Additionally, the Trump administration has increased tariffs on most Chinese imports under its renewed Section 301 and International Emergency Economic Powers Act authorities and has significantly increased national security-based tariffs on steel and aluminum imports, including raising the general tariff rate on most steel and aluminum products. The Trump administration has also imposed and expanded so called ‘reciprocal’ tariffs on a wide range of United States trading partners with which the United States has sizable trade imbalances and has announced or threatened additional increases on imports from Canada, Mexico, and other key partners. These and other import tariffs could substantially increase our operating and capital costs. Although we cannot predict any future inflation trends or the impact of current or future import tariffs, higher operating and capital costs would negatively impact our profitability and cash flows available for distribution to unitholders to the extent we are unable to recover such higher costs through our commercial agreements.
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
To pay the announced fourth-quarter 2025 distribution of $0.91000 per unit per quarter, or $3.64000 per unit per year, we require per-quarter available cash of $379.7 million, or $1,518.8 million per year, based on the number of common units outstanding at February 2, 2026. We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at currently announced levels. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter.
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
Conversely, if actual plant recoveries are below the contractually specified recoveries, we would still be obligated to deliver the contractually fixed amount of NGLs (or in some cases, the financial equivalent thereof) to such customers. For this reason, our inability to efficiently operate our natural-gas processing facilities could result in diminished NGL sale proceeds for our account or could result in losses when we settle shortfalls between actual and contractually specified recoveries with our customers. Accordingly, the failure to achieve operational plant efficiency to support the contractually specified recoveries could negatively impact our profitability and cash flows available for distribution to unitholders.
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
Adoption of new or more stringent climate-change or other air-emissions legislation or regulations restricting emissions of GHGs or other air pollutants could negatively impact us, our producer customers, or downstream customers by increasing operating costs and reducing volumetric throughput on our systems due to reduced demand for the gathering, processing, compressing, treating, transporting, supply, and produced-water disposal services we provide.
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
Some portions of the pipeline systems that we operate were in service for many decades, prior to our purchase of these systems. Consequently, there may be historical occurrences or latent issues regarding our pipeline systems that we may be unaware of and that may have a material adverse effect on our business and results of operations. The age or condition of our pipeline systems also could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. In addition, we may be unable to complete maintenance or repairs due to the unavailability of necessary materials as a result of supply chain disruptions (including those caused by domestic and international political events), which may result in the suspension of operations of the impacted assets until such activities can be completed. Any significant increase in maintenance and repair expenditures, loss of revenue due to the age or condition of our pipeline systems, or delays in completing necessary maintenance or repairs could adversely affect our business and results of operations.
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
We do not own all of the land on which our pipelines and facilities have been constructed, and we therefore are subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. Any loss of rights with respect to our real property, through our inability to renew existing rights-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial position, and ability to make cash distributions to our unitholders.
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
We had 408,141,366 common units outstanding as of December 31, 2025, with Occidental holding 165,681,578 common units, representing 40.6% of our outstanding common units. Sales by Occidental or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Occidental, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity program is designed to promote actions that protect our computer systems and networks, delivering safe, secure, and reliable operations. Our information technology group is led by our Chief Information Officer (“CIO”). Our CIO has over 20 years of information security and project management experience and has previously served as the lead information technology officer to one publicly traded enterprise and the cybersecurity and infrastructure lead at a separate publicly traded enterprise, both in the energy industry. Reporting to our CIO is a Director of Cybersecurity and Infrastructure (“DCI”). Our DCI has over 20 years of information technology and cybersecurity experience and holds a Certified Information Systems Security Professional certification from the International Information System Security Certification Consortium, an internationally recognized association of cybersecurity professionals. This role oversees an enterprise-wide cybersecurity strategy, policy, standards, architecture, governance, and risk management, ensuring alignment with our overall information technology and infrastructure objectives. The DCI also leads WES’s Cybersecurity Council, which is a cross-functional internal team, including members of WES senior management, that meets regularly to review current information-technology and cybersecurity issues and initiatives and to collaborate on key decisions. Additionally, the DCI provides quarterly reports to the Audit Committee of the Board of Directors. These reports include updates on WES’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our cybersecurity program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Audit Committee. In addition, as part of our continuing commitment to cybersecurity education and preparedness, we actively engage with industry peers, vendors, intelligence organizations, and law enforcement communities to evaluate and enhance the effectiveness of our information security policies and procedures.
Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see Risk Factors under Part I, Item 1A of this Form 10-K.

Item 1. Legal Proceedings

Solaris Water Midstream, LLC (“Solaris”), a subsidiary of Aris, and certain affiliates are named defendants in Cause No. 23-05-1085, Stateline Operating, LLC and Stateline Royalties, LP vs. Devon Energy Corporation, Stateline Water, LLC, Devon Energy Production Company, LP, Solaris Water Midstream, LLC, Solaris Midstream DB-TX LLC, and Aris Water Solutions, Inc., in the 143rd District Court, Loving County, Texas, which was filed on May 4, 2023. In this action, Plaintiffs sue Defendants for, among other things, negligence, waste, trespass, and nuisance based on Plaintiffs’ allegations that Defendants’ operations have harmed Plaintiffs’ oil and gas lease through the injection of disposed saltwater. Defendants dispute Plaintiffs’ claims of liability and damages in this matter. Trial is currently scheduled for September 14, 2026.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WES.” As of February 13, 2026, there were 94 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We also have 9,060,641 general partner units issued and outstanding; there is no established public trading market for any such general partner units. All general partner units are held by our general partner.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. Our general partner has the authority to grant equity compensation awards to our outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 14,403,998 units, respectively, of which 737,749 and 11,655,238 units, respectively, remained available for future issuance as of December 31, 2025. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5. See Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Purchases of equity securities by the issuer and affiliated persons. The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the 2025 Purchase Program during the fourth quarter of 2025:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
October 1-31, 2025	—	$—	—	$250,000,000
November 1-30, 2025	—	—	—	250,000,000
December 1-31, 2025	—	—	—	250,000,000
Total	—	—	—
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

General partner interest. As of December 31, 2025, our general partner owned a 2.2% general partner interest in us, which entitles it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

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
Discussion of 2023 items, and comparison of the year ended December 31, 2024, to the year ended December 31, 2023, that are not included in this annual report on Form 10-K can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025, and is available via the SEC’s website at www.sec.gov and our website at www.westernmidstream.com.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.1% partnership interest in WES Operating, as of December 31, 2025. Amounts attributable to noncontrolling interests presented in this Item 7 consist of (i) the 25% third-party interest in Chipeta for all periods presented, and only for natural-gas assets for throughput attributable to WES, and (ii) the 1.9%, 2.0%, and 2.0% limited partner interest in WES Operating as of December 31, 2025, 2024, and 2023, respectively, owned by an Occidental subsidiary. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell residue, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of December 31, 2025, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems	13	2	1
Treating facilities	43	3	—
Processing plants/trains	27	3	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1

Significant financial and operational events during the year ended December 31, 2025, included the following:

•On October 15, 2025, we closed on the acquisition of Aris by merger in an equity-and-cash transaction. See Items Affecting the Comparability of Our Financial Results within this Item 7 for additional information.
•WES Operating completed the public offerings of $1.2 billion in aggregate principal amount of Senior Notes. Net proceeds from these public offerings (i) will be used to repay the 4.650% Senior Notes due 2026, (ii) were used to repay amounts outstanding under its commercial paper program (including borrowings incurred to fund the cash consideration of the Aris acquisition), and (iii) will be used for general partnership purposes, including the funding of capital expenditures. See Debt and Credit Facilities within this Item 7 for additional information.

•WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value during the first quarter of 2025 and the 3.950% Senior Notes due 2025 at par value during the second quarter of 2025.
•Our fourth-quarter 2025 per-unit distribution is unchanged from the third-quarter 2025 per-unit distribution of $0.910.
•We completed the start-up of the North Loving plant in late-February 2025, increasing gas processing capacity at the West Texas complex by 250 MMcf/d to a total of 2,190 MMcf/d.

The following table provides additional information on throughput for the periods presented below:

	Year Ended December 31,
	2025	2024	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	2,042	1,871	9%
DJ Basin	1,470	1,436	2%
Powder River Basin	437	456	(4)%
Equity investments	550	517	6%
Other	905	946	(4)%
Total throughput for natural-gas assets	5,404	5,226	3%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	258	243	6%
DJ Basin	97	92	5%
Powder River Basin	27	25	8%
Equity investments	104	144	(28)%
Other	38	37	3%
Total throughput for crude-oil and NGLs assets	524	541	(3)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,608	1,147	40%
Total throughput for produced-water assets	1,608	1,147	40%

OUR OPERATIONS

Our results primarily are driven by the volumes of natural gas, NGLs, crude oil, and produced water we service through our systems. In our operations, we contract with customers to provide midstream services focused on natural gas, NGLs, crude oil, produced water, and water solutions. We gather natural gas from individual wells or production facilities located near our gathering systems, and the natural gas may be compressed and delivered to a processing plant, treating facility, or downstream pipeline, and ultimately to end users. We treat and process a significant portion of the natural gas that we gather so that it will satisfy required specifications for pipeline transportation. We gather crude oil from individual wells or production facilities located near our gathering systems, and in some cases, treat or stabilize the crude oil to satisfy required specifications for pipeline transportation. We also gather, transport, recycle, treat, supply, and dispose of produced water.
We operate in Texas, New Mexico, Colorado, Utah, and Wyoming, with a substantial portion of our business concentrated in West Texas, New Mexico, and the Rocky Mountains. For example, for the year ended December 31, 2025, and excluding the impact of equity investments, our West Texas / New Mexico and DJ Basin assets provided (i) 58% and 29%, respectively, of Total revenues and other, (ii) 42% and 30%, respectively, of our throughput for natural-gas assets, (iii) 61% and 23%, respectively, of our throughput for crude-oil and NGLs assets, and (iv) all of our throughput for produced-water assets.
For the year ended December 31, 2025, and excluding the impact of equity investments, 60% of Total revenues and other, 36% of our throughput for natural-gas assets, 91% of our throughput for crude-oil and NGLs assets, and 61% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.
For the year ended December 31, 2025, and excluding the impact of equity investments, 97% of our wellhead natural-gas volume and 100% of our crude-oil and produced-water throughput were serviced under fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil, and produced water we gather, process, treat, transport, or dispose. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) actual recoveries differ from contractual recoveries under certain of our processing agreements or (ii) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facilities and skim oil that is recovered during the produced-water gathering and disposal process.
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

Throughput. Throughput is a significant operating variable that we use to assess our ability to generate revenues. To maintain or increase throughput on our systems, we must connect to additional wells or production facilities. Our success in maintaining or increasing throughput is impacted by (i) the successful drilling of new wells by producers that are dedicated to our systems, (ii) recompletions of existing wells connected to our systems, (iii) our ability to secure volumes from new wells drilled on non-dedicated acreage, and (iv) our ability to attract natural-gas, crude-oil, NGLs, produced-water, or water-solutions volumes currently serviced by our competitors.

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

Gathering and processing agreements. Certain of the gathering agreements for the West Texas complex, Springfield system, DJ Basin oil system, and DBM oil and water systems allow for rate resets that target an agreed-upon rate of return over the life of the agreement. Annual adjustments are made to cost-of-service rates charged under these agreements, and for certain of them, a cumulative catch-up revenue adjustment related to services already provided may be recorded. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation and Note 18—Subsequent Event in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. In addition, certain of our natural-gas processing agreements provide our producer customers the option to receive an actual or fixed amount of NGLs recoveries (or in some cases, the financial equivalent thereof). Our customers’ election, along with operational plant efficiency and commodity prices, could impact our profitability and cash flows. See Risk Factors under Part I, Item 1A of this Form 10-K.

Acquisitions and divestitures. During the fourth quarter of 2025, we closed on the acquisition of Aris by merger in a transaction valued at $2.0 billion, including the cash and equity merger consideration, Aris’s outstanding debt of $80.0 million in revolving credit facility borrowings that were repaid at closing, and $500.0 million in principal amount of senior notes. Based on Aris shareholder consideration elections, we issued 26.6 million common units and paid $415.0 million in cash, funded with borrowings under the commercial paper program, in exchange for all issued and outstanding shares of Aris common stock.
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
See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2025	2024
Total revenues and other (1)	$3,843,403	$3,605,223
Equity income, net – related parties	85,788	112,385
Total operating expenses (1)	2,316,676	2,043,647
Gain (loss) on divestiture and other, net	(11,113)	296,771
Operating income (loss)	1,601,402	1,970,732
Interest expense	(390,490)	(378,513)
Gain (loss) on early extinguishment of debt	—	5,403
Other income (expense), net	16,629	31,741
Income (loss) before income taxes	1,227,541	1,629,363
Income tax expense (benefit)	15,086	18,111
Net income (loss)	1,212,455	1,611,252
Net income (loss) attributable to noncontrolling interests	31,472	37,681
Net income (loss) attributable to Western Midstream Partners, LP (2)	$1,180,983	$1,573,571
_________________________________________________________________________________________
(1)Total revenues and other includes amounts earned from services provided to related parties and from the sale of natural gas, condensate, NGLs, and water solutions volumes to related parties. Total operating expenses includes amounts charged by related parties for services received. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2025” refer to the comparison of the year ended December 31, 2025, to the year ended December 31, 2024.
Discussion of 2023 items and comparison of the year ended December 31, 2024, to the year ended December 31, 2023, that are not included in this annual report on Form 10-K can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024, and is available via the SEC’s website at www.sec.gov and our website at www.westernmidstream.com.

Throughput

	Year Ended December 31,
	2025	2024	Inc/(Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	375	453	(17)%
Processing	4,479	4,256	5%
Equity investments (1)	550	517	6%
Total throughput	5,404	5,226	3%
Throughput attributable to noncontrolling interests	178	174	2%
Total throughput attributable to WES for natural-gas assets	5,226	5,052	3%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	420	397	6%
Equity investments (1)	104	144	(28)%
Total throughput	524	541	(3)%
Throughput attributable to noncontrolling interests	10	11	(9)%
Total throughput attributable to WES for crude-oil and NGLs assets	514	530	(3)%
Throughput for produced-water assets (MBbls/d)
Gathering, disposal, and water solutions	1,608	1,147	40%
Throughput attributable to noncontrolling interests	30	23	30%
Total throughput attributable to WES for produced-water assets (2)	1,578	1,124	40%
_________________________________________________________________________________________
(1)Represents our share of average throughput for investments accounted for under the equity method of accounting.
(2)Water solutions volumes include groundwater and gathered produced water that is treated and recycled.

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 174 MMcf/d for the year ended December 31, 2025, primarily due to (i) higher volumes at the West Texas, DJ Basin, and Chipeta complexes due to increased production in the areas and (ii) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline beginning in November 2024. These increases were offset partially by (i) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024, (ii) lower volumes at the Springfield gas-gathering system due to decreased production in the area, and (iii) lower volumes at the Mi Vida plant.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 16 MBbls/d for the year ended December 31, 2025, primarily due to (i) the divestiture of Whitethorn LLC and Saddlehorn in the first quarter of 2024 and (ii) lower volumes on the TEP pipeline. These decreases were offset partially by higher volumes at the DBM oil system due to increased production in the area.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 454 MBbls/d for the year ended December 31, 2025, due to (i) the acquisition of Aris and (ii) higher production.

Revenues

	Year Ended December 31,
thousands except percentages and per-unit amounts	2025	2024	Inc/(Dec)
Service revenues – fee based	$3,453,052	$3,248,262	6%

Other revenues from customers
Service revenues – product based	$193,866	$215,776	(10)%
Product sales	194,681	140,100	39%
Total other revenues from customers	$388,547	$355,876	9%

Per-unit gross average sales price:
Natural gas (per Mcf)	$0.90	$0.29	NM
NGLs (per Bbl)	25.48	28.62	(11)%
_________________________________________________________________________________________
NM—Not meaningful

Service revenues – fee based
Service revenues – fee based increased by $204.8 million for the year ended December 31, 2025, primarily due to increases of (i) $105.6 million at the DBM water systems due to the acquisition of Aris and increased throughput, partially offset by a change in contract terms effective January 1, 2025, (ii) $98.5 million at the West Texas complex primarily due to increased throughput, partially offset by decreased deficiency fees on certain contracts with throughput minimums, (iii) $32.6 million at the DBM oil system due to increased throughput, higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2025, and deficiency fees on certain contracts with increasing throughput minimums, and (iv) $10.1 million at the DJ Basin complex primarily due to increased throughput. These increases were offset partially by decreases of (i) $32.4 million at the Springfield systems due to decreased throughput and lower annual cumulative catch-up adjustments for cost-of-service changes in estimated consideration in 2025 compared to 2024, (ii) $18.7 million at the DJ Basin oil system due to lower annual cumulative catch-up adjustments for cost-of-service changes in estimated consideration in 2025 compared to 2024, partially offset by increased throughput, and (iii) $11.0 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024.

Other revenues from customers
Other revenues from customers increased by $32.7 million for the year ended December 31, 2025, primarily due to (i) $52.8 million at the West Texas complex due to increased volumes sold and net average prices and (ii) $29.1 million at the DBM water systems due to the acquisition of Aris and increased volumes sold. These increases were offset partially by a decrease of $35.5 million at the DJ Basin complex primarily due to lower volumes sold and average prices.

Equity Income, Net – Related Parties

	Year Ended December 31,
thousands except percentages	2025	2024	Inc/(Dec)
Equity income, net – related parties	$85,788	$112,385	(24)%

Equity income, net – related parties decreased by $26.6 million for the year ended December 31, 2025, primarily due to decreases of $7.6 million and $7.0 million at TEP and Mi Vida, respectively.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2025	2024	Inc/(Dec)
Natural-gas purchases	$33,941	$10,586	NM
NGLs purchases	240,109	252,591	(5)%
Other	(67,072)	(90,926)	26%
Cost of product	206,978	172,251	20%
Operation and maintenance	915,896	880,568	4%
Total Cost of product and Operation and maintenance expenses	$1,122,874	$1,052,819	7%

Natural-gas purchases
Natural-gas purchases increased by $23.4 million for the year ended December 31, 2025, primarily due to (i) higher average prices at the West Texas complex and (ii) increased purchases at the Chipeta complex.

NGLs purchases
NGLs purchases decreased by $12.5 million for the year ended December 31, 2025, primarily due to a decrease of $17.6 million at the DJ Basin complex due to lower purchased volumes and average prices, partially offset by an increase of $11.1 million due to the acquisition of Aris.

Other items
Other items increased by $23.9 million for the year ended December 31, 2025, primarily due to changes in imbalance positions at the West Texas and Powder River Basin complexes.

Operation and maintenance expense

Operation and maintenance expense increased by $35.3 million for the year ended December 31, 2025, primarily due to increases of (i) $48.3 million related to the acquisition of Aris, (ii) $12.4 million in utility expense, and (iii) $6.2 million in land-related costs. These amounts were offset partially by decreases of (i) $7.7 million in chemicals and treating services, (ii) $7.6 million in contract labor and consulting costs, (iii) $6.2 million in mechanical-integrity costs, and (iv) $6.1 million in regulatory and environmental expense.

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2025	2024	Inc/(Dec)
General and administrative	$398,922	$271,526	47%
Property and other taxes	69,342	62,668	11%
Depreciation and amortization	710,778	650,428	9%
Long-lived asset and other impairments	14,760	6,206	138%
Total other operating expenses	$1,193,802	$990,828	20%

General and administrative expenses
General and administrative expenses increased by $127.4 million for the year ended December 31, 2025, primarily due to $120.5 million in acquisition-related expenses associated with the Aris transaction, including $104.6 million in severance payments and $15.9 million in professional services for financial advisory, legal, and other professional fees.

Depreciation and amortization expense
Depreciation and amortization expense increased by $60.4 million for the year ended December 31, 2025, primarily due to (i) $31.2 million in capital projects being placed into service at the West Texas complex and (ii) $21.5 million related to the acquisition of Aris.

Long-lived asset and other impairment expense
Long-lived asset and other impairment expense increased by $8.6 million for the year ended December 31, 2025, primarily due to a $10.8 million impairment at the Granger complex.

Interest Expense

	Year Ended December 31,
thousands except percentages	2025	2024	Inc/(Dec)
Long-term and short-term debt	$(387,493)	$(377,850)	3%
Finance lease liabilities	(2,182)	(2,573)	(15)%
Commitment fees and amortization of debt-related costs	(11,001)	(13,305)	(17)%
Capitalized interest	10,186	15,215	(33)%
Interest expense	$(390,490)	$(378,513)	3%

Interest expense increased by $12.0 million for the year ended December 31, 2025, primarily due to increases of (i) $28.2 million of interest incurred on the 5.450% Senior Notes due 2034 that were issued during the third quarter of 2024, (ii) $6.4 million of interest incurred on the 7.250% Senior Notes due 2030 that were assumed as part of the acquisition of Aris during the fourth quarter of 2025, and (iii) $5.0 million due to lower capitalized interest. These increases were offset partially by a decrease of $30.0 million due to senior note repayments during 2025. See Liquidity and Capital Resources—Debt and credit facilities within this Item 7.

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2025	2024	Inc/(Dec)
Other income (expense), net	$16,629	$31,741	(48)%

Other income (expense), net decreased by $15.1 million for the year ended December 31, 2025, primarily due to lower interest income earned on cash investments throughout 2025.

Income Tax Expense (Benefit)

	Year Ended December 31,
thousands except percentages	2025	2024	Inc/(Dec)
Income (loss) before income taxes	$1,227,541	$1,629,363	(25)%
Income tax expense (benefit)	15,086	18,111	(17)%
Effective tax rate	1%	1%	—%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. Income tax expense decreased by $3.0 million for the year ended December 31, 2025, primarily due to Texas margin tax liability and federal income tax on activities operated through corporate entities. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation and Note 8—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

The following tables present reconciliations of the GAAP measure to our non-GAAP measures:

	Year Ended December 31,
thousands	2025	2024
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$3,843,403	$3,605,223
Less:
Cost of product	206,978	172,251
Depreciation and amortization	710,778	650,428
Gross margin	2,925,647	2,782,544
Add:
Distributions from equity investments	122,364	142,236
Depreciation and amortization	710,778	650,428
Less:
Reimbursed electricity-related charges recorded as revenues	125,551	117,906
Adjusted Gross Margin attributable to noncontrolling interests	83,681	80,509
Adjusted Gross Margin	$3,549,557	$3,376,793

To facilitate investor and industry analysis, we also disclose per-Mcf Adjusted Gross Margin for natural-gas assets, per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets, and per-Bbl Adjusted Gross Margin for produced-water assets.

	Year Ended December 31,
thousands except per-unit amounts	2025	2024
Gross margin
Gross margin for natural-gas assets (1)	$2,113,810	$2,073,533
Gross margin for crude-oil and NGLs assets (1)	407,211	395,886
Gross margin for produced-water assets (1)	435,501	341,784
Per-Mcf Gross margin for natural-gas assets (2)	1.07	1.08
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.13	2.00
Per-Bbl Gross margin for produced-water assets (2)	0.74	0.81
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets	$2,471,011	$2,411,438
Adjusted Gross Margin for crude-oil and NGLs assets	564,461	570,476
Adjusted Gross Margin for produced-water assets	514,085	394,879
Per-Mcf Adjusted Gross Margin for natural-gas assets (3)	1.30	1.30
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (3)	3.01	2.94
Per-Bbl Adjusted Gross Margin for produced-water assets (3)	0.89	0.96
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

	Year Ended December 31,
thousands	2025	2024
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$1,212,455	$1,611,252
Add:
Distributions from equity investments	122,364	142,236
Non-cash equity-based compensation expense (1)	50,803	37,994
Interest expense	390,490	378,513
Income tax expense	15,086	18,111
Depreciation and amortization	710,778	650,428
Long-lived asset and other impairments	14,760	6,206
Other expense	303	248
Less:
Gain (loss) on divestiture and other, net	(11,113)	296,771
Gain (loss) on early extinguishment of debt	—	5,403
Equity income, net – related parties	85,788	112,385
Other income	16,629	31,741
Items impacting comparability
Acquisition-related expenses (1)	(113,188)	—
Adjusted EBITDA attributable to noncontrolling interests	58,141	54,650
Adjusted EBITDA (2)	$2,480,782	$2,344,038
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$2,222,625	$2,136,860
Interest (income) expense, net	390,490	378,513
Accretion and amortization of long-term obligations, net	(6,945)	(9,238)
Current income tax expense (benefit)	11,142	3,900
Other (income) expense, net	(16,629)	(31,741)
Distributions from equity investments in excess of cumulative earnings – related parties	31,391	30,850
Changes in assets and liabilities:
Accounts receivable, net	(36,018)	42,798
Accounts and imbalance payables and accrued liabilities, net	3,969	21,935
Other items, net	(174,290)	(175,189)
Acquisition-related expenses (1)	113,188	—
Adjusted EBITDA attributable to noncontrolling interests	(58,141)	(54,650)
Adjusted EBITDA (2)	$2,480,782	$2,344,038
Cash flow information
Net cash provided by operating activities	$2,222,625	$2,136,860
Net cash used in investing activities	(1,085,206)	(39,168)
Net cash used in financing activities	(1,408,392)	(1,280,015)
_________________________________________________________________________________________
(1)Acquisition-related expenses include (i) $97.3 million of severance costs and (ii) $15.9 million of third-party consulting and legal fees. Non-cash equity-based compensation expense for the year ended December 31, 2025, includes $7.3 million in acquisition-related severance costs.
(2)Includes non-cash revenue of $(14.0) million and $39.7 million for the years ended December 31, 2025 and 2024, respectively. See Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
thousands	2025	2024
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$2,222,625	$2,136,860
Less:
Capital expenditures	727,991	833,856
Contributions to equity investments (including capitalized interest)	—	9,690
Add:
Distributions from equity investments in excess of cumulative earnings — related parties	31,391	30,850
Free Cash Flow	$1,526,025	$1,324,164
Cash flow information
Net cash provided by operating activities	$2,222,625	$2,136,860
Net cash used in investing activities	(1,085,206)	(39,168)
Net cash used in financing activities	(1,408,392)	(1,280,015)

Gross margin. Refer to Operating Results within this Item 7 for a discussion of the components of Gross margin as compared to the prior periods, including Revenues, Cost of Product (Natural-gas purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $143.1 million for the year ended December 31, 2025, primarily due to a $238.2 million increase in total revenues and other, partially offset by a $60.4 million increase in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 7 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) decreased by $398.8 million for the year ended December 31, 2025, primarily due to (i) a $307.9 million decrease in gain (loss) on divestiture and other, net and (ii) a $273.0 million increase in total operating expenses. These amounts were offset partially by a $238.2 million increase in total revenues and other.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 7 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2025	2024	Inc/(Dec)
Adjusted Gross Margin	$3,549,557	$3,376,793	5%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.30	1.30	—%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	3.01	2.94	2%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.89	0.96	(7)%
Adjusted EBITDA	2,480,782	2,344,038	6%
Free Cash Flow	1,526,025	1,324,164	15%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin. Adjusted Gross Margin increased by $172.8 million for the year ended December 31, 2025, primarily due to (i) the acquisition of Aris and increased throughput at the DBM water systems and (ii) increased throughput at the West Texas complex and DBM oil system. These increases were offset partially by (i) lower annual cumulative catch-up adjustments for cost-of-service changes in estimated consideration in 2025 compared to 2024 and decreased throughput at the Springfield gas-gathering system, (ii) the sale of our interests in the Marcellus Interest systems, Saddlehorn, and Mont Belvieu JV during 2024, (iii) lower annual cumulative catch-up adjustments for cost-of-service changes in estimated consideration in 2025 compared to 2024, partially offset by increased throughput at the DJ Basin oil system, and (iv) decreased throughput at the Granger complex.
Per-Mcf Adjusted gross margin for natural-gas assets was unchanged for the year ended December 31, 2025, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, offset by lower average prices at the DJ Basin complex.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.07 for the year ended December 31, 2025, primarily due to (i) increased throughput at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, (ii) lower throughput at TEP and FRP, which have lower-than-average per-Bbl margins as compared to our other crude-oil and NGLs assets, and (iii) the sale of our interest in Whitethorn LLC which had a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These increases were offset partially by decreased revenues associated with lower annual cumulative catch-up adjustments for cost-of-service changes at the DJ Basin oil and Springfield oil-gathering systems that increased revenues in the fourth quarter of 2024 and decreased revenues in the fourth quarter of 2025.
Per-Bbl Adjusted Gross Margin for produced-water assets decreased by $0.07 for the year ended December 31, 2025, primarily due to the acquisition of Aris.

Adjusted EBITDA. Adjusted EBITDA increased by $136.7 million for the year ended December 31, 2025, primarily due to a $238.2 million increase in total revenues and other. This amount was offset partially by (i) a $35.3 million increase in operation and maintenance expenses, (ii) a $34.7 million increase in cost of product (net of lower of cost or market inventory adjustments), (iii) a $19.9 million decrease in distributions from equity investments, and (iv) a $6.7 million increase in property taxes.

Free Cash Flow. Free Cash Flow increased by $201.9 million for the year ended December 31, 2025, primarily due to (i) a $105.9 million decrease in capital expenditures, (ii) an $85.8 million increase in net cash provided by operating activities, and (iii) a $9.7 million decrease in contributions to equity investments.
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

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange West Texas Intermediate crude-oil daily settlement prices during 2024 ranged from a low of $65.75 per barrel in September 2024 to a high of $86.91 per barrel in April 2024, and prices during the year ended December 31, 2025, ranged from a low of $55.27 per barrel in December 2025 to a high of $80.04 per barrel in January 2025. The Waha Hub natural-gas prices during 2024 ranged from a low of ($6.23) per MMBtu in August 2024 to a high of $8.27 per MMBtu in January 2024, and prices during the year ended December 31, 2025, ranged from a low of ($8.82) per MMBtu in October 2025 to a high of $7.50 per MMBtu in January 2025. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity, as of December 31, 2025, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. We distribute all our available cash, as defined in our partnership agreement, within 55 days following each quarter’s end. The Board declared a cash distribution to unitholders for the fourth quarter of 2025 of $0.910 per unit, or $379.7 million in the aggregate. The cash distribution was paid on February 13, 2026, to our unitholders of record at the close of business on February 2, 2026.
In February 2025, the Board authorized a buyback program of up to $250.0 million of our common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to acquire any common units, and the program may be suspended or discontinued at our discretion without prior notice.
For the year ended December 31, 2026, capital expenditures are expected to range between $850.0 million to $1.0 billion (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta).
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of December 31, 2025, we had a $420.5 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. The effective borrowing capacity under the RCF was $2.0 billion as of December 31, 2025. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 11—Selected Components of Working Capital and Note 13—Debt in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. Capital expenditures include (i) maintenance capital expenditures, which include those expenditures required to maintain existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, or to remain in compliance with regulatory or legal requirements, and (ii) expansion capital expenditures, which include expenditures to construct new midstream infrastructure and expenditures incurred to reduce costs, increase revenues, or increase system throughput or capacity from current levels. Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2025	2024
Acquisitions	$368,638	$443
Capital expenditures (1)	727,991	833,856
Capital incurred (1)	739,454	798,330
_________________________________________________________________________________________
(1)For the years ended December 31, 2025 and 2024, included $10.2 million and $15.2 million, respectively, of capitalized interest.

Acquisitions for the year ended December 31, 2025, included the acquisition of Aris. See Items Affecting the Comparability of Our Financial Results within this Item 7.
Capital expenditures decreased by $105.9 million for the year ended December 31, 2025, primarily due to decreases of (i) $216.8 million at the West Texas complex, primarily attributable to construction costs incurred in 2024 associated with the North Loving plant that was completed in the first quarter of 2025 and (ii) $23.3 million at the DBM water systems due to decreased construction of certain water-disposal wells, equipment, facilities, and well-connect projects. These decreases were offset partially by increases of (i) $63.5 million at the Powder River Basin complex primarily attributable to an increase in construction of facilities and well-connect projects and (ii) $25.5 million at the DBM oil system related to an increase in pipeline, oil pumping, and electrical distribution projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31,
thousands	2025	2024
Net cash provided by (used in):
Operating activities	$2,222,625	$2,136,860
Investing activities	(1,085,206)	(39,168)
Financing activities	(1,408,392)	(1,280,015)
Net increase (decrease) in cash and cash equivalents	$(270,973)	$817,677

Operating activities. Net cash provided by operating activities increased for the year ended December 31, 2025, primarily due to the impact of changes in assets and liabilities, including cash received on certain contracts for which revenue recognition is deferred (See Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) and higher cash operating income. These increases were offset partially by lower distributions from equity-investment earnings and higher interest expense. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the year ended December 31, 2025, primarily included (i) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, Powder River Basin complex, DJ Basin complex, DBM oil system, Chipeta complex, and DJ Basin oil system, (ii) cash paid, net of cash received for the acquisition of Aris, and (iii) distributions received from equity investments in excess of cumulative earnings.
Net cash used in investing activities for the year ended December 31, 2024, primarily included (i) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, Powder River Basin complex, and DBM oil system, (ii) increases to materials and supplies inventory and other, (iii) proceeds related to the sale of several equity investments to third parties, (iv) proceeds related to the sale of our 33.75% interest in the Marcellus Interest systems to a third party, and (v) distributions received from equity investments in excess of cumulative earnings.

Financing activities. Net cash used in financing activities for the year ended December 31, 2025, primarily included (i) distributions paid to WES unitholders and noncontrolling interest owners, (ii) repayment of the total principal amount outstanding of the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 at par value, and (iii) proceeds from the 5.500% Senior Notes due 2035 and 4.800% Senior Notes due 2031 issued in December 2025.
Net cash used in financing activities for the year ended December 31, 2024, primarily included (i) distributions paid to WES unitholders and noncontrolling interest owners, (ii) net repayments under the commercial paper program, (iii) retiring portions of certain of WES Operating’s senior notes via open-market repurchases, and (iv) proceeds from the 5.450% Senior Notes due 2034 issued in August 2024.

Debt and credit facilities. As of December 31, 2025, (i) the carrying value of outstanding debt was $8.6 billion, (ii) the estimated future interest and RCF fee payments total $459.8 million in 2026, (iii) the 4.650% Senior Notes due 2026 are classified as short-term debt on the consolidated balance sheet, and (iv) the effective borrowing capacity under WES Operating’s $2.0 billion RCF is $2.0 billion. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
During the year ended December 31, 2025, WES Operating (i) completed the public offerings of $600.0 million in aggregate principal amount of 4.800% Senior Notes due 2031 and $600.0 million in aggregate principal amount of 5.500% Senior Notes due 2035, (ii) assumed $500.0 million in aggregate principal amount of 7.250% Senior Notes due 2030 in connection with the Aris acquisition (see Acquisitions and Divestitures within Items 1 and 2 of this Form 10-K), (iii) retired the 3.950% Senior Notes due 2025 on the maturity date of June 1, 2025, for $336.8 million, and (iv) retired the 3.100% Senior Notes due 2025 on the maturity date of February 3, 2025, for $663.8 million. WES Operating repaid the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 with cash on hand, including proceeds received from the 2024 public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034.
For additional information on our senior notes, RCF, and commercial paper program, see Note 13—Debt in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Finance leases. We have finance leases with third parties for equipment, vehicles, and an NGLs pipeline in Wyoming. As of December 31, 2025, we have future finance-lease payments of $8.8 million in 2026, and a total of $14.1 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in property, plant, and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated asset retirement costs, inflation rates, discount rates, and the estimated timing of settlement. As of December 31, 2025, we expect to incur asset retirement costs of $9.9 million in 2026, and a total of $427.9 million in years thereafter. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. We have operating leases for equipment supporting our operations, corporate offices, field offices, and easements, with both Occidental and third parties as lessors. As of December 31, 2025, we have future operating-lease payments of $66.4 million in 2026, and a total of $133.2 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Offload commitments. We have offload agreements with third parties providing natural-gas firm-processing capacity through 2028 and produced-water disposal capacity through 2036. As of December 31, 2025, we have future minimum payments under offload agreements totaling $19.6 million for 2026, and a total of $312.8 million in years thereafter.

Pipeline commitments. We have transportation contracts with volume commitments on multiple pipelines through 2038. As of December 31, 2025, we have estimated future minimum-volume-commitment fees totaling $4.8 million in 2026, and a total of $263.1 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2025	2024	2023
Net income (loss) attributable to WES	$1,180,983	$1,573,571	$1,022,216
Limited partner interest in WES Operating not held by WES (1)	23,835	32,156	20,922
General and administrative expenses (2)	720	1,875	2,943
Other income (expense), net	(359)	(252)	(275)
Income taxes	2,734	8	6
Net income (loss) attributable to WES Operating	$1,207,913	$1,607,358	$1,045,812
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2025	2024	2023
WES net cash provided by operating activities	$2,222,625	$2,136,860	$1,661,334
General and administrative expenses (1)	720	1,875	2,943
Non-cash equity-based compensation expense	(608)	(581)	(581)
Changes in working capital	(29,656)	(29,198)	(15,226)
Other income (expense), net	(359)	(252)	(275)
Income taxes	—	8	6
WES Operating net cash provided by operating activities	$2,192,722	$2,108,712	$1,648,201

WES net cash provided by (used in) financing activities	$(1,408,392)	$(1,280,015)	$(67,912)
Distributions to WES unitholders (2)	1,431,024	1,246,069	978,430
Distributions to WES from WES Operating (3)	(1,435,970)	(1,246,702)	(1,119,367)
Increase (decrease) in outstanding checks	2,411	50	(52)
Unit repurchases	—	—	134,602
Other	27,337	27,316	15,472
WES Operating net cash provided by (used in) financing activities	$(1,383,590)	$(1,253,282)	$(58,827)
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

WES Operating distributions. WES Operating distributes all of its available cash on a quarterly basis to WES Operating unitholders according to the terms of its limited partnership agreement. See Note 4—Partnership Distributions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Impairments of equity investments. Management assesses its equity investments for impairment when events or changes in circumstances indicate their carrying amount may have experienced a decline in value that is other than temporary. When evidence of an other-than-temporary loss in value has occurred, management compares the estimated fair value of the investment to the carrying amount of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the carrying amount exceeds the estimated fair value, an impairment loss is measured as the excess of the carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted down to its estimated fair value with an offsetting charge to impairment expense.

We recognized long-lived asset and other impairments of $14.8 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively. See Note 9—Property, Plant, and Equipment and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the periods presented.

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

Fair value estimates in business combination accounting. Business combination accounting requires that assets and liabilities be recorded at their estimated fair value in connection with the initial recognition of the transaction. Estimating the fair value of assets and liabilities in connection with business combination accounting requires management to make estimates, assumptions and judgments, and, in some cases, management may also utilize third-party specialists to assist and advise on those estimates.
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

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies and Basis of Presentation and Note 8—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
For the year ended December 31, 2025, and excluding the impact of equity investments, 97% of our wellhead natural-gas volume and 100% of our crude-oil and produced-water throughput were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.
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

Interest-rate risk. The Federal Open Market Committee lowered its target range for the federal funds rate three times in 2024 and decreased it twice during the year ended December 31, 2025. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of December 31, 2025, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at December 31, 2025, it would impact the fair value of the senior notes.
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
Management assessed the effectiveness of the Partnership’s and WES Operating’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded the Partnership’s and WES Operating’s internal control over financial reporting was effective as of December 31, 2025. The Partnership acquired Aris Water Solutions, Inc. during 2025 and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025, Aris Water Solutions, Inc.’s internal control over financial reporting associated with total assets of $2.3 billion and total revenues of $116.4 million included in the consolidated financial statements of Western Midstream Partners, LP and subsidiaries as of and for the year ended December 31, 2025.
KPMG LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025.

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

February 18, 2026

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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
February 18, 2026

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on Internal Control Over Financial Reporting

We have audited Western Midstream Partners, LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Partnership acquired Aris Water Solutions, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025, Aris Water Solutions, Inc.’s internal control over financial reporting associated with total assets of $2.3 billion and total revenues of $116.4 million included in the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of Aris Water Solutions, Inc.

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

/s/ KPMG LLP
Houston, Texas
February 18, 2026

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2025	2024	2023
Revenues and other
Service revenues – fee based	$3,453,052	$3,248,262	$2,768,757
Service revenues – product based	193,866	215,776	191,727
Product sales	194,681	140,100	145,024
Other	1,804	1,085	968
Total revenues and other (1)	3,843,403	3,605,223	3,106,476
Equity income, net – related parties	85,788	112,385	152,959
Operating expenses
Cost of product	206,978	172,251	164,598
Operation and maintenance	915,896	880,568	762,530
General and administrative	398,922	271,526	232,632
Property and other taxes	69,342	62,668	56,458
Depreciation and amortization	710,778	650,428	600,668
Long-lived asset and other impairments	14,760	6,206	52,884
Total operating expenses (2)	2,316,676	2,043,647	1,869,770
Gain (loss) on divestiture and other, net	(11,113)	296,771	(10,102)
Operating income (loss)	1,601,402	1,970,732	1,379,563
Interest expense	(390,490)	(378,513)	(348,228)
Gain (loss) on early extinguishment of debt	—	5,403	15,378
Other income (expense), net	16,629	31,741	5,679
Income (loss) before income taxes	1,227,541	1,629,363	1,052,392
Income tax expense (benefit)	15,086	18,111	4,385
Net income (loss)	1,212,455	1,611,252	1,048,007
Net income (loss) attributable to noncontrolling interests	31,472	37,681	25,791
Net income (loss) attributable to Western Midstream Partners, LP	$1,180,983	$1,573,571	$1,022,216
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$1,180,983	$1,573,571	$1,022,216
General partner interest in net (income) loss	(26,485)	(36,604)	(23,684)
Limited partners’ interest in net income (loss) (3)	1,154,498	1,536,967	998,532
Net income (loss) per common unit – basic (3)	$2.99	$4.04	$2.61
Net income (loss) per common unit – diluted (3)	$2.98	$4.02	$2.60
Weighted-average common units outstanding – basic (3)	386,074	380,397	383,028
Weighted-average common units outstanding – diluted (3)	387,880	382,455	384,408
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $2.3 billion, $2.2 billion, and $1.8 billion for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $12.1 million, $(56.5) million, and $(68.0) million for the years ended December 31, 2025, 2024, and 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$819,491	$1,090,464
Accounts receivable, net	773,197	701,838
Other current assets	64,253	54,888
Total current assets	1,656,941	1,847,190
Property, plant, and equipment
Cost	17,648,375	15,509,910
Less accumulated depreciation	6,427,467	5,795,301
Net property, plant, and equipment	11,220,908	9,714,609
Goodwill	353,257	4,783
Other intangible assets	913,758	649,740
Equity investments	504,859	541,435
Other assets	348,697	387,028
Total assets (1)	$14,998,420	$13,144,785
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$319,170	$312,945
Short-term debt	448,825	1,011,032
Accrued ad valorem taxes	60,114	38,319
Accrued liabilities	408,375	329,398
Total current liabilities	1,236,484	1,691,694
Long-term liabilities
Long-term debt	8,195,170	6,926,647
Deferred income taxes	111,277	29,679
Asset retirement obligations	427,858	370,195
Other liabilities	864,509	751,400
Total long-term liabilities	9,598,814	8,077,921
Total liabilities (2)	10,835,298	9,769,615
Equity and partners’ capital
Common units (408,141,366 and 380,556,643 units issued and outstanding at December 31, 2025 and 2024, respectively)	4,016,606	3,224,802
General partner units (9,060,641 units issued and outstanding at December 31, 2025 and 2024)	4,624	10,803
Total partners’ capital	4,021,230	3,235,605
Noncontrolling interests	141,892	139,565
Total equity and partners’ capital	4,163,122	3,375,170
Total liabilities, equity, and partners’ capital	$14,998,420	$13,144,785
________________________________________________________________________________________
(1)Total assets includes related-party amounts of $946.4 million and $991.1 million as of December 31, 2025 and 2024, respectively, which includes related-party Accounts receivable, net of $407.9 million and $401.3 million as of December 31, 2025 and 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $666.9 million and $529.7 million as of December 31, 2025 and 2024, respectively, which includes related-party Accounts and imbalance payables of $20.6 million as of December 31, 2025 and 2024. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	998,532	23,684	25,791	1,048,007
Distributions to Chipeta noncontrolling interest owner	—	—	(7,641)	(7,641)
Distributions to noncontrolling interest owner of WES Operating	—	—	(22,850)	(22,850)
Distributions to Partnership unitholders	(955,834)	(22,596)	—	(978,430)
Unit repurchases (1)	(134,602)	—	—	(134,602)
Equity-based compensation expense	32,005	—	—	32,005
Other	(15,474)	—	—	(15,474)
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
Net income (loss)	1,536,967	36,604	37,681	1,611,252
Distributions to Chipeta noncontrolling interest owner	—	—	(4,372)	(4,372)
Distributions to noncontrolling interest owner of WES Operating	—	—	(25,450)	(25,450)
Distributions to Partnership unitholders	(1,217,075)	(28,994)	—	(1,246,069)
Equity-based compensation expense	37,994	—	—	37,994
Other	(27,315)	—	—	(27,315)
Balance at December 31, 2024	$3,224,802	$10,803	$139,565	$3,375,170
Net income (loss)	1,154,498	26,485	31,472	1,212,455
Acquisition-related issuance of units	1,005,017	—	—	1,005,017
Distributions to Chipeta noncontrolling interest owner	—	—	(2,095)	(2,095)
Distributions to noncontrolling interest owner of WES Operating	—	—	(29,534)	(29,534)
Distribution to Partnership unitholders	(1,398,360)	(32,664)	—	(1,431,024)
Equity-based compensation expense	50,803	—	—	50,803
Other	(20,154)	—	2,484	(17,670)
Balance at December 31, 2025	$4,016,606	$4,624	$141,892	$4,163,122
_________________________________________________________________________________________
(1)See Note 5 and Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$1,212,455	$1,611,252	$1,048,007
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	710,778	650,428	600,668
Long-lived asset and other impairments	14,760	6,206	52,884
Non-cash equity-based compensation expense	50,803	37,994	32,005
Deferred income taxes	3,944	14,211	1,044
Accretion and amortization of long-term obligations, net	6,945	9,238	8,151
Equity income, net – related parties	(85,788)	(112,385)	(152,959)
Distributions from equity-investment earnings – related parties	90,973	111,386	155,169
(Gain) loss on divestiture and other, net	11,113	(296,771)	10,102
(Gain) loss on early extinguishment of debt	—	(5,403)	(15,378)
Other	303	248	442
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	36,018	(42,798)	(78,346)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(3,969)	(21,935)	(68,019)
Change in other items, net	174,290	175,189	67,564
Net cash provided by operating activities	2,222,625	2,136,860	1,661,334
Cash flows from investing activities
Capital expenditures	(727,991)	(833,856)	(735,080)
Acquisitions from third parties	(368,638)	(443)	(877,746)
Contributions to equity investments – related parties	—	(9,690)	(1,153)
Distributions from equity investments in excess of cumulative earnings – related parties	31,391	30,850	39,104
Proceeds from the sale of assets to third parties	162	792,255	(87)
(Increase) decrease in materials and supplies inventory and other	(20,130)	(18,284)	(32,329)
Net cash used in investing activities	(1,085,206)	(39,168)	(1,607,291)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,184,288	789,044	2,448,733
Repayments of debt	(1,080,589)	(143,852)	(1,967,928)
Commercial paper borrowings (repayments), net	—	(610,313)	609,916
Increase (decrease) in outstanding checks	(7,973)	(5,622)	3,516
Distributions to Partnership unitholders (1)	(1,431,024)	(1,246,069)	(978,430)
Distributions to Chipeta noncontrolling interest owner	(2,095)	(4,372)	(7,641)
Distributions to noncontrolling interest owner of WES Operating	(29,534)	(25,450)	(22,850)
Unit repurchases	—	—	(134,602)
Other	(41,465)	(33,381)	(18,626)
Net cash used in financing activities	(1,408,392)	(1,280,015)	(67,912)
Net increase (decrease) in cash and cash equivalents	(270,973)	817,677	(13,869)
Cash and cash equivalents at beginning of period	1,090,464	272,787	286,656
Cash and cash equivalents at end of period	$819,491	$1,090,464	$272,787
Supplemental disclosures
Interest paid, net of capitalized interest	$380,978	$360,847	$326,948
Accrued capital expenditures	79,710	64,084	99,610
Income taxes paid (reimbursements received)	3,107	2,225	4,131
Acquisition-related issuance of common units	1,005,017	—	—
Asset retirement cost additions and revisions, net	40,602	9,738	58,668
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Operating, LP and subsidiaries (WES Operating) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of WES Operating as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas
February 18, 2026

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands	2025	2024	2023
Revenues and other
Service revenues – fee based	$3,453,052	$3,248,262	$2,768,757
Service revenues – product based	193,866	215,776	191,727
Product sales	194,681	140,100	145,024
Other	1,804	1,085	968
Total revenues and other (1)	3,843,403	3,605,223	3,106,476
Equity income, net – related parties	85,788	112,385	152,959
Operating expenses
Cost of product	206,978	172,251	164,598
Operation and maintenance	915,896	880,568	762,530
General and administrative	398,202	269,651	229,689
Property and other taxes	69,342	62,668	56,458
Depreciation and amortization	710,778	650,428	600,668
Long-lived asset and other impairments	14,760	6,206	52,884
Total operating expenses (2)	2,315,956	2,041,772	1,866,827
Gain (loss) on divestiture and other, net	(11,113)	296,771	(10,102)
Operating income (loss)	1,602,122	1,972,607	1,382,506
Interest expense	(390,490)	(378,513)	(348,228)
Gain (loss) on early extinguishment of debt	—	5,403	15,378
Other income (expense), net	16,270	31,489	5,404
Income (loss) before income taxes	1,227,902	1,630,986	1,055,060
Income tax expense (benefit)	12,352	18,103	4,379
Net income (loss)	1,215,550	1,612,883	1,050,681
Net income (loss) attributable to noncontrolling interest	7,637	5,525	4,869
Net income (loss) attributable to Western Midstream Operating, LP	$1,207,913	$1,607,358	$1,045,812
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $2.3 billion, $2.2 billion, and $1.8 billion for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $16.3 million, $(52.7) million, and $(64.7) million for the years ended December 31, 2025, 2024, and 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$808,372	$1,084,446
Accounts receivable, net	773,165	701,814
Other current assets	63,604	53,775
Total current assets	1,645,141	1,840,035
Property, plant, and equipment
Cost	17,648,375	15,509,910
Less accumulated depreciation	6,427,467	5,795,301
Net property, plant, and equipment	11,220,908	9,714,609
Goodwill	353,257	4,783
Other intangible assets	913,758	649,740
Equity investments	504,859	541,435
Other assets	345,529	383,808
Total assets (1)	$14,983,452	$13,134,410
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$376,947	$339,108
Short-term debt	448,825	1,011,032
Accrued ad valorem taxes	60,114	38,319
Accrued liabilities	326,873	248,589
Total current liabilities	1,212,759	1,637,048
Long-term liabilities
Long-term debt	8,195,170	6,926,647
Deferred income taxes	36,646	29,679
Asset retirement obligations	427,858	370,195
Other liabilities	859,947	744,715
Total long-term liabilities	9,519,621	8,071,236
Total liabilities (2)	10,732,380	9,708,284
Equity and partners’ capital
Common units (403,205,667 and 318,675,578 units issued and outstanding at December 31, 2025 and 2024, respectively)	3,347,576	3,399,650
Preferred units (21,965,846 and zero units issued and outstanding at December 31, 2025 and 2024, respectively)	868,978	—
Total partners’ capital	4,216,554	3,399,650
Noncontrolling interest	34,518	26,476
Total equity and partners’ capital	4,251,072	3,426,126
Total liabilities, equity, and partners’ capital	$14,983,452	$13,134,410
_________________________________________________________________________________________
(1)Total assets includes related-party amounts of $943.2 million and $987.4 million as of December 31, 2025 and 2024, respectively, which includes related-party Accounts receivable, net of $407.9 million and $401.3 million as of December 31, 2025 and 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $722.3 million and $555.9 million as of December 31, 2025 and 2024, respectively, which includes related-party Accounts and imbalance payables of $76.0 million and $46.8 million as of December 31, 2025 and 2024, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

thousands	Common Units	Preferred Units	Noncontrolling Interests	Total
Balance at December 31, 2022	$3,092,012	$—	$28,095	$3,120,107
Net income (loss)	1,045,812	—	4,869	1,050,681
Distributions to Chipeta noncontrolling interest owner	—	—	(7,641)	(7,641)
Distributions to WES Operating unitholders	(1,142,217)	—	—	(1,142,217)
Contributions of equity-based compensation from WES	31,424	—	—	31,424
Balance at December 31, 2023	$3,027,031	$—	$25,323	$3,052,354
Net income (loss)	1,607,358	—	5,525	1,612,883
Distributions to Chipeta noncontrolling interest owner	—	—	(4,372)	(4,372)
Distributions to WES Operating unitholders	(1,272,152)	—	—	(1,272,152)
Contributions of equity-based compensation from WES	37,413	—	—	37,413
Balance at December 31, 2024	$3,399,650	$—	$26,476	$3,426,126
Net income (loss)	1,192,967	14,946	7,637	1,215,550
Acquisition-related issuance of units	170,268	854,032	—	1,024,300
Distributions to Chipeta noncontrolling interest owner	—	—	(2,095)	(2,095)
Distributions to WES Operating unitholders	(1,465,504)	—	—	(1,465,504)
Contributions of equity-based compensation from WES	50,195	—	—	50,195
Other	—	—	2,500	2,500
Balance at December 31, 2025	$3,347,576	$868,978	$34,518	$4,251,072
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$1,215,550	$1,612,883	$1,050,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	710,778	650,428	600,668
Long-lived asset and other impairments	14,760	6,206	52,884
Non-cash equity-based compensation expense	50,195	37,413	31,424
Deferred income taxes	1,210	14,211	1,044
Accretion and amortization of long-term obligations, net	6,945	9,238	8,151
Equity income, net – related parties	(85,788)	(112,385)	(152,959)
Distributions from equity-investment earnings – related parties	90,973	111,386	155,169
(Gain) loss on divestiture and other, net	11,113	(296,771)	10,102
(Gain) loss on early extinguishment of debt	—	(5,403)	(15,378)
Other	303	248	442
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	36,027	(42,796)	(78,324)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(35,239)	(47,822)	(83,332)
Change in other items, net	175,895	171,876	67,629
Net cash provided by operating activities	2,192,722	2,108,712	1,648,201
Cash flows from investing activities
Capital expenditures	(727,991)	(833,856)	(735,080)
Acquisitions from third parties	(368,638)	(443)	(877,746)
Contributions to equity investments – related parties	—	(9,690)	(1,153)
Distributions from equity investments in excess of cumulative earnings – related parties	31,391	30,850	39,104
Proceeds from the sale of assets to third parties	162	792,255	(87)
(Increase) decrease in materials and supplies inventory and other	(20,130)	(18,284)	(32,329)
Net cash used in investing activities	(1,085,206)	(39,168)	(1,607,291)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,184,288	789,044	2,448,733
Repayments of debt	(1,080,589)	(143,852)	(1,967,928)
Commercial paper borrowings (repayments), net	—	(610,313)	609,916
Increase (decrease) in outstanding checks	(5,562)	(5,572)	3,464
Distributions to WES Operating unitholders (1)	(1,465,504)	(1,272,152)	(1,142,217)
Distributions to Chipeta noncontrolling interest owner	(2,095)	(4,372)	(7,641)
Other	(14,128)	(6,065)	(3,154)
Net cash used in financing activities	(1,383,590)	(1,253,282)	(58,827)
Net increase (decrease) in cash and cash equivalents	(276,074)	816,262	(17,917)
Cash and cash equivalents at beginning of period	1,084,446	268,184	286,101
Cash and cash equivalents at end of period	$808,372	$1,084,446	$268,184
Supplemental disclosures
Interest paid, net of capitalized interest	$380,978	$360,847	$326,948
Accrued capital expenditures	79,710	64,084	99,610
Income taxes paid (reimbursements received)	3,107	2,225	4,131
Acquisition-related issuance of common and preferred units	1,024,300	—	—
Asset retirement cost additions and revisions, net	40,602	9,738	58,668
________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP (the “Partnership”) is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed in 2007 to acquire, own, develop, and operate midstream assets. As of December 31, 2025, the Partnership owns, directly and indirectly, a 98.1% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating. In addition, Occidental owns the Partnership’s general partner and, as of December 31, 2025, a 1.9% limited partner interest in WES Operating through its ownership of WGR Asset Holding Company LLC (“WGRAH”). See Noncontrolling interests below.
For purposes of these consolidated financial statements, the Partnership refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the general partner. “Anadarko” refers to Anadarko Petroleum Corporation, which became a wholly owned subsidiary of Occidental as a result of Occidental’s acquisition by merger of Anadarko in 2019. “Related parties” refers to Occidental (see Note 6), the Partnership’s investments accounted for under the equity method of accounting (see Note 7), and WES Operating for transactions with the Partnership that eliminate upon consolidation (see Note 6).
On October 15, 2025, the Partnership completed its previously announced acquisition of Aris Water Solutions, Inc. (“Aris”), pursuant to the Agreement and Plan of Merger, dated as of August 6, 2025 (the “Merger Agreement”), by and among the Partnership, Aris, and certain Partnership and Aris subsidiaries. Also, immediately following the closing of the Aris acquisition, WES Operating and Aris entered into certain post-closing restructuring transactions through which WES Operating issued preferred units to Aris in exchange for Aris’s operating subsidiaries, and WES Operating was the surviving entity in a merger with Aris Water Holdings, LLC, a subsidiary of Aris that was the issuer of its acquired outstanding senior notes (see Note 3).
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells residue, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of December 31, 2025, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems	13	2	1
Treating facilities	43	3	—
Processing plants/trains	27	3	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1

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

The consolidated financial results of WES Operating are included in the Partnership’s consolidated financial statements. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of the Partnership and WES Operating are discussed separately. The Partnership’s consolidated financial statements differ from those of WES Operating primarily as a result of (i) the presentation of noncontrolling interest ownership (see Noncontrolling interests below), (ii) the elimination of WES Operating GP’s investment in WES Operating with WES Operating GP’s underlying capital account, (iii) the elimination of the preferred unit investment in WES Operating with the Partnership’s underlying preferred capital account (see Note 5), (iv) the general and administrative expenses incurred by the Partnership, which are separate from, and in addition to, those incurred by WES Operating, (v) the inclusion of the impact of Partnership equity balances and Partnership distributions, and (vi) transactions between the Partnership and WES Operating that eliminate upon consolidation.

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

Noncontrolling interests. The Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta for all periods presented and (ii) the 1.9%, 2.0%, and 2.0% limited partner interest in WES Operating as of December 31, 2025, 2024, and 2023, respectively, owned by an Occidental subsidiary. WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta.

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
As of December 31, 2025, there are no negative indications regarding the collectability of significant receivables, and the Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate. The allowance for expected credit losses was immaterial at December 31, 2025 and 2024.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into the Partnership’s systems and volumes delivered by the Partnership to customers. Volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally reflect market index prices. Other volumes owed to or by the Partnership are valued at the Partnership’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2025, imbalance receivables and payables were $12.2 million and $10.8 million, respectively. As of December 31, 2024, imbalance receivables and payables were $7.3 million and $5.2 million, respectively. Net changes in imbalance receivables and payables are reported in Cost of product in the consolidated statements of operations.

Inventory. The cost of NGLs inventory is determined by the weighted-average cost method on a location-by-location basis and is stated at the lower of weighted-average cost or net realizable value. Materials and supplies inventory is valued at weighted-average cost, reviewed periodically for obsolescence, and assessed for impairment together with any associated property, plant, and equipment and other intangible assets.
As of December 31, 2025 and 2024, Other current assets includes (i) $2.7 million and $2.5 million, respectively, of NGLs inventory and (ii) $10.1 million and $0.6 million, respectively, of materials and supplies inventory that are classified as short term on the consolidated balance sheets. As of December 31, 2025 and 2024, Other assets includes (i) $3.2 million and $5.5 million, respectively, of NGLs line-fill inventory, and (ii) $131.6 million and $110.3 million, respectively, of materials and supplies inventory that are classified as long term on the consolidated balance sheets.

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
Service revenues – product based includes service revenues from percent-of-proceeds gathering and processing contracts that are recognized net of the cost of product for purchases from the Partnership’s customers since it is acting as the agent in the product sale. Keep-whole agreements, percent-of-product agreements, and certain fee-based contracts that have a fixed-recovery component result in Service revenues – product based being recognized when the natural gas and/or NGLs are received from the customer as non-cash consideration for the services provided. Non-cash consideration for these services is valued at the time the services are provided. Revenue is also recognized in Product sales, along with the cost of product expense related to the sale, when the product received as non-cash consideration is sold.
The Partnership also purchases natural-gas volumes from producers at the wellhead or from a production facility, typically at an index price, and charges the producer fees associated with the downstream gathering and processing services. When the fees relate to services performed after control of the product has transferred to the Partnership, the fees are treated as a reduction of the purchase cost. If the fees relate to services performed before control of the product has transferred to the Partnership, the fees are treated as Service revenues – fee based. Product sales revenue is recognized, along with cost of product expense related to the sale, when the purchased product is sold.
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

Defined-contribution plan. Employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $29.5 million, $28.9 million, and $24.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Partnership income taxes. The Partnership is structured as a publicly traded limited partnership and, therefore, is generally not subject to federal or most state income taxes. The Partnership operates certain business activities through corporate subsidiaries that are subject to federal, state, and local income taxes. These corporate subsidiaries include Arrakis Holdings, Inc, and Aris Water Solutions, Inc.
For federal and most state purposes, the earnings or losses of the Partnership, unless they are attributed to a taxable subsidiary, are reported on the individual tax returns of the partners. The net earnings presented in the Partnership’s consolidated financial statements may differ significantly from the taxable income reported to unitholders. These variations arise from differences in the tax basis versus the financial statement basis of assets and liabilities reported in the Partnership’s consolidated financial statements, as well as the allocation requirements established in the Partnership’s partnership agreement. The Partnership does not have access to information regarding each partner’s individual tax basis in the limited partner interests.
As a publicly traded limited partnership, the Partnership must comply with a statutory requirement that its “qualifying income,” as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements, exceeds 90% of total gross income on a calendar year basis. Failure to meet this requirement would result in the Partnership being taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2025, 2024, and 2023, the Partnership’s qualifying income satisfied this statutory threshold.
The Partnership and its corporate subsidiaries utilize the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized to reflect temporary differences between the financial statement basis and the tax basis of assets and liabilities. These amounts are stated at the enacted tax rates expected to apply when the taxes are paid or recovered. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. Any changes in tax legislation are incorporated into the relevant computations during the period in which such changes take effect. The Partnership reviews contingent tax liabilities and estimated exposures using a “more likely than not” standard based on its current tax positions.
Consistent with Financial Accounting Standards Board (“FASB”) guidance regarding uncertainty in income taxes, the Partnership may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by tax authorities. This assessment is based on the technical merits of each tax position, as well as the past administrative practices and precedents of the taxing authority. As of December 31, 2025 and 2024, the Partnership had no material uncertain tax positions. See Note 8.

WES Operating income taxes. WES Operating is a limited partnership, generally exempt from federal or state income taxes except for Texas margin tax on Texas-apportioned income. Until August 2024, WES Operating participated in Occidental’s Texas Franchise Tax filings.
Deferred state income tax assets and liabilities are recognized for temporary differences and measured at enacted tax rates. A valuation allowance is set up if deferred tax assets are not likely to be realized. Tax legislation changes are reflected as they take effect. Contingent tax liabilities are assessed using a “more likely than not” threshold.
Pursuant to FASB guidance, WES Operating only recognizes uncertain tax positions if it is more likely than not they will be upheld by authorities. As of December 31, 2025 and 2024, there were no material uncertain tax positions. See Note 8.

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

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather, transport, recycle, treat, supply and dispose of produced water in the United States.
Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” was adopted on December 31, 2024, using a retrospective approach with no impact to the consolidated financial statements; however, the adoption did result in additional disclosure. See Note 17.

New accounting pronouncements not yet adopted. In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires additional disclosure and disaggregation of certain income statement expense line items and may be applied prospectively or retrospectively. The Partnership plans to adopt the standard when it becomes effective beginning with the fiscal-year 2027 annual financial statements. The Partnership is assessing the impact of this guidance on its disclosures in the Notes to the Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Year Ended December 31,
thousands	2025	2024	2023
Revenue from customers
Service revenues – fee based	$3,453,052	$3,248,262	$2,768,757
Service revenues – product based	193,866	215,776	191,727
Product sales	194,681	140,100	145,024
Total revenue from customers	3,841,599	3,604,138	3,105,508
Revenue from other than customers
Other	1,804	1,085	968
Total revenues and other	$3,843,403	$3,605,223	$3,106,476

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets, were $737.0 million and $693.9 million as of December 31, 2025 and 2024, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

	Year Ended December 31,
thousands	2025	2024
Contract assets balance at beginning of year	$43,186	$39,292
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(14,055)	(7,479)
Additional estimated revenues recognized	8,117	3,195
Cumulative catch-up adjustment for change in estimated consideration	(26,733)	8,178
Contract assets balance at end of year	$10,515	$43,186

	December 31,
thousands	2025	2024
Other current assets	$3,386	$12,358
Other assets	7,129	30,828
Total contract assets from contracts with customers	$10,515	$43,186

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
The following table summarizes activity related to contract liabilities from contracts with customers:

	Year Ended December 31,
thousands	2025	2024
Contract liabilities balance at beginning of year	$610,571	$445,499
Cash received or receivable, excluding revenues recognized during the period	161,213	193,360
Revenues recognized that were included in the contract liability balance at the beginning of the period	(4,676)	(28,288)
Cumulative catch-up adjustment for change in estimated consideration	40	—
Contract liabilities balance at end of year	$767,148	$610,571

	December 31,
thousands	2025	2024
Accrued liabilities	$22,883	$11,055
Other liabilities	744,265	599,516
Total contract liabilities from contracts with customers	$767,148	$610,571

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes. See Note 18.

thousands
2026	$1,110,784
2027	1,167,371
2028	1,007,267
2029	697,968
2030	552,690
Thereafter	2,058,156
Total	$6,594,236

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ACQUISITIONS AND DIVESTITURES

Aris. On October 15, 2025, the Partnership closed on the acquisition of Aris by merger in a transaction valued at $2.0 billion, including the cash and equity merger consideration, Aris’s outstanding debt of $80.0 million in revolving credit facility borrowings that were repaid at closing, and $500.0 million in principal amount of senior notes (see Note 13). Based on Aris shareholder consideration elections, the Partnership issued 26.6 million common units and paid $415.0 million in cash, funded with borrowings under the commercial paper program, in exchange for all issued and outstanding shares of Aris common stock. The $368.6 million included as Acquisitions from third parties in the consolidated statements of cash flows includes the cash paid to Aris shareholders net of cash acquired (as presented in the table below).
The Partnership acquired Aris to expand its existing produced-water infrastructure and access additional customers in the area. The assets acquired, located in Lea and Eddy Counties, New Mexico and West Texas, include approximately 830 miles of produced-water pipeline, 1,812 MBbls/d of produced-water handling capacity, 1,560 MBbls/d of water recycling capacity, and 625,000 dedicated acres.
The Aris acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in the Aris acquisition were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the Aris acquisition were included in the Partnership’s consolidated statements of operations beginning on the acquisition date in the fourth quarter of 2025. For the year ended December 31, 2025, General and administrative expenses in the consolidated statements of operations include acquisition-related transaction costs consisting primarily of $104.6 million of severance costs and $15.9 million of third-party consulting and legal fees.
The following is the preliminary acquisition-date fair value as of December 31, 2025, for the assets acquired and liabilities assumed in the Aris acquisition. The preliminary fair values are subject to change within the measurement period (up to one year from the acquisition date), pending a final determination of the values assigned to tangible and identifiable intangible assets.

thousands
Assets acquired:
Cash and cash equivalents	$46,362
Accounts receivable, net	90,917
Other current assets	4,782
Property, plant, and equipment	1,458,361
Goodwill	348,474
Other intangible assets	298,844
Other assets	17,617
Total assets acquired	2,265,357
Liabilities assumed:
Accounts payable and accrued liabilities	9,183
Other current liabilities	153,700
Long-term debt	531,675
Asset retirement obligation	48,076
Other liabilities	95,538
Total liabilities assumed	838,172
Net assets acquired	$1,427,185

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ACQUISITIONS AND DIVESTITURES

Goodwill recognized in the Aris acquisition relates primarily to enhancing and diversifying the Partnership’s water-asset position, as well as delivering operational synergies, including increasing volumes on its existing processing facilities and increasing revenues on its produced-water systems. See Note 10.
Other intangible assets recognized in the Aris acquisition are related to customer contracts. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired customer contracts and relationships, offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 19 years, which represents the estimated term over which the customer contracts are expected to contribute to the Partnership’s cash flows. See Note 10.
The acquisition-date fair values are based on an assessment of the fair value of the assets acquired and liabilities assumed in the Aris acquisition using inputs that are not observable in the market and thus represent Level 3 inputs. The fair values of the produced-water disposal and recycling systems and related facilities and equipment are based on market and cost approaches.
The following table presents the pro forma condensed financial information of the Partnership as if the Aris acquisition had occurred on January 1, 2024:

	Year Ended December 31,
thousands	2025	2024
Revenues and other	$4,281,744	$4,082,518
Net income (loss)	1,173,942	1,640,204

The following table presents the pro forma condensed financial information of WES Operating (which is included in the Partnership’s pro forma condensed financial information) as if the Aris acquisition had occurred on January 1, 2024:

	Year Ended December 31,
thousands	2025	2024
Revenues and other	$4,281,744	$4,082,518
Net income (loss)	1,177,037	1,641,835

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Aris acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma adjustments reflect pre-acquisition results of the Aris acquisition including (i) adjustments of $47.3 million and $41.9 million for the years ended December 31, 2025 and 2024, respectively, to increase revenues and cost of product to apply the Partnership’s revenue recognition policy related to skim-oil received from the customer as non-cash consideration for services provided under certain contracts, (ii) adjustments of $14.0 million and $18.7 million for the years ended December 31, 2025 and 2024, respectively, to increase depreciation and amortization expense based on the acquisition-date fair value and estimated useful lives of property, plant, and equipment, and intangible assets, and (iii) adjustments of $9.1 million and $12.6 million to increase interest expense for the years ended December 31, 2025 and 2024, respectively, related to borrowings under the commercial paper program to finance the cash-funded portion of the Aris acquisition and the acquisition of Aris’s $500.0 million in aggregate principal amount of 7.250% Senior Notes due 2030. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information reflects recurring adjustments, but does not reflect any cost savings or other synergies anticipated as a result of the Aris acquisition, nor any future acquisition-related expenses.
The pro forma information in the table above includes $116.4 million of revenues and $93.2 million of expenses attributable to the assets acquired as part of the Aris acquisition that are included in the Partnership’s and WES Operating’s consolidated statements of operations for the year ended December 31, 2025.

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

The acquisition-date fair values were based on an assessment of the fair value of the assets acquired and liabilities assumed in the Meritage acquisition using inputs that are not observable in the market and thus represent Level 3 inputs. The fair values of the processing plants, gathering system, and related facilities and equipment are based on market and cost approaches.

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
September 30	0.575	223,432	November 13, 2023	November 1, 2023
December 31	0.575	223,438	February 13, 2024	February 1, 2024
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
June 30	0.875	340,859	August 14, 2024	August 1, 2024
September 30	0.875	340,914	November 14, 2024	November 1, 2024
December 31	0.875	340,996	February 14, 2025	February 3, 2025
2025
March 31	$0.910	$355,253	May 15, 2025	May 2, 2025
June 30	0.910	355,254	August 14, 2025	August 1, 2025
September 30	0.910	379,521	November 14, 2025	October 31, 2025
December 31	0.910	379,670	February 13, 2026	February 2, 2026
______________________________________________________________________________________
(1)Includes the regular quarterly distribution of $0.500 per unit, or $196.8 million, as well as an enhanced distribution of $0.356 per unit. The enhanced distribution financial policy adopted in 2022, and paid only in the first quarter of 2023, was discontinued in 2025 and will not be used in future periods to calculate the distribution of available cash.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PARTNERSHIP DISTRIBUTIONS

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, according to the terms of its limited partnership agreement. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
September 30	229,446	November 2023
December 31	229,446	February 2024
2024
March 31	$347,675	May 2024
June 30	347,675	August 2024
September 30	347,356	November 2024
December 31	347,356	February 2025
2025
March 31	$363,290	May 2025
June 30	363,290	August 2025
September 30	391,568	October 2025
December 31	385,927	February 2026
_______________________________________________________________________________________
(1)Includes amounts related to the enhanced distribution discussed above.

In addition to the distributions discussed above, during the year ended December 31, 2023, WES Operating made a distribution of $130.1 million to the Partnership and WGRAH. The Partnership used its portion of the distribution to repurchase common units.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of December 31, 2025, Occidental held 165,681,578 common units, representing a 39.7% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.2% general partner interest in the Partnership. The public held 242,459,788 common units (including the units issued in connection with the Aris acquisition, see Note 3), representing a 58.1% limited partner interest in the Partnership. See Note 18.

Partnership equity repurchases. In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2025, the Partnership repurchased no common units. As of December 31, 2025, the Partnership had an authorized amount of $250.0 million remaining under the program.
In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024. The common units were purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2023, the Partnership repurchased 5,387,322 common units, which included 5.1 million common units repurchased from Occidental, for an aggregate purchase price of $134.6 million.

Holdings of WES Operating equity. On October 15, 2025, WES Operating issued preferred units to Aris, a wholly owned subsidiary of the Partnership, in connection with the Aris acquisition (see Note 1). As of December 31, 2025, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.1% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 1.9% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Year Ended December 31,
thousands except per-unit amounts	2025	2024	2023
Net income (loss)
Limited partners’ interest in net income (loss)	$1,154,498	$1,536,967	$998,532
Weighted-average common units outstanding
Basic	386,074	380,397	383,028
Dilutive effect of non-vested phantom units	1,806	2,058	1,380
Diluted	387,880	382,455	384,408
Excluded due to anti-dilutive effect	—	2	114
Net income (loss) per common unit
Basic	$2.99	$4.04	$2.61
Diluted	$2.98	$4.02	$2.60

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Year Ended December 31,
thousands	2025	2024	2023
Revenues and other
Service revenues – fee based	$2,230,328	$2,099,116	$1,773,914
Service revenues – product based	39,685	56,688	16,497
Product sales	26,525	5,704	43,683
Total revenues and other	2,296,538	2,161,508	1,834,094
Equity income, net – related parties (1)	85,788	112,385	152,959
Operating expenses
Cost of product (2)	4,885	(67,414)	(72,903)
Operation and maintenance	6,999	10,580	4,618
General and administrative	217	350	284
Total operating expenses	12,101	(56,484)	(68,001)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
	December 31,
thousands	2025	2024
Assets
Accounts receivable, net	$407,941	$401,315
Other current assets	524	6,671
Equity investments (1)	504,859	541,435
Other assets	33,124	41,641
Total assets	946,448	991,062
Liabilities
Accounts and imbalance payables	20,639	20,609
Accrued liabilities	14,991	4,717
Other liabilities (2)	631,292	504,415
Total liabilities	666,922	529,741
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Year Ended December 31,
thousands	2025	2024	2023
Distributions from equity-investment earnings – related parties	$90,973	$111,386	$155,169
Contributions to equity investments – related parties	—	(9,690)	(1,153)
Distributions from equity investments in excess of cumulative earnings – related parties	31,391	30,850	39,104
Distributions to Partnership unitholders (1)	(629,946)	(604,512)	(494,127)
Distributions to WES Operating unitholders (2)	(29,534)	(25,450)	(22,850)
Unit repurchases from Occidental (3)	—	—	(127,500)
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
(3)Represents common units repurchased from Occidental. See Note 5.

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Year Ended December 31,
thousands	2025	2024	2023
General and administrative (1)	$4,440	$4,130	$3,554
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Balance sheets
	December 31,
thousands	2025	2024
Other current assets	$447	$6,263
Other assets	29,957	38,421
Accounts and imbalance payables (1)	76,040	46,773
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Year Ended December 31,
thousands	2025	2024	2023
Distributions to WES Operating unitholders (1)	$(1,465,504)	$(1,272,152)	$(1,142,217)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and Occidental, through its ownership of WGRAH, according to the terms of WES Operating’s partnership agreement. The year ended December 31, 2023, included distributions made from WES Operating to the Partnership that were used to repurchase common units. See Note 4 and Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Related-party revenues. Related-party revenues include amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, NGLs, and water solutions volumes to Occidental.

Gathering and processing agreements. The Partnership has significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 36%, 34%, and 34% for the years ended December 31, 2025, 2024, and 2023, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 91%, 91%, and 86% for the years ended December 31, 2025, 2024, and 2023, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 61%, 78%, and 78% for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 18.
The Partnership has discussed varying interpretations of certain contractual provisions with Occidental regarding the calculation of the cost-of-service rates under an oil-gathering contract related to the Partnership’s DJ Basin oil-gathering system. If such discussions are resolved in a manner adverse to the Partnership, such resolution could have a negative impact on the Partnership’s financial condition and results of operations, including a reduction in rates and a non-cash charge to earnings.

Marketing services. While the Partnership markets and sells substantially all of its crude oil, residue gas, and NGLs directly to third parties, it does still have some marketing agreements with affiliates of Occidental, the activity for which is reflected in the related-party statements of operations above.

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

7. EQUITY INVESTMENTS

The following tables present the financial statement impact of the Partnership’s equity investments:

thousands	Percentage Ownership Interest	Balance at December 31, 2024	Equity income, net	Distributions	Distributions in excess of cumulative earnings (1)	Balance at December 31, 2025
FRP	33.33%	$183,588	$45,962	$(47,628)	$(5,116)	$176,806
Mi Vida	50.00%	42,765	2,085	(2,191)	(10,918)	31,741
Red Bluff Express	30.00%	115,085	16,026	(16,026)	(3,290)	111,795
Rendezvous	22.00%	5,639	(2,374)	(885)	(2,008)	372
TEG	20.00%	14,496	936	(959)	(538)	13,935
TEP	20.00%	170,060	20,008	(20,139)	(5,895)	164,034
White Cliffs	10.00%	9,802	3,145	(3,145)	(3,626)	6,176
Total		$541,435	$85,788	$(90,973)	$(31,391)	$504,859
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

thousands	Percentage Ownership Interest	Balance at December 31, 2023	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Acquisitions and Divestitures (2)	Balance at December 31, 2024
White Cliffs	10.00%	$13,248	$3,916	$—	$(3,916)	$(3,446)	$—	$9,802
Rendezvous	22.00%	10,815	(2,274)	—	(985)	(1,917)	—	5,639
Mont Belvieu JV	25.00%	88,556	51	—	(442)	(6,047)	(82,118)	—
TEG	20.00%	15,185	832	—	(855)	(666)	—	14,496
TEP	20.00%	172,559	27,585	—	(27,837)	(2,247)	—	170,060
FRP	33.33%	186,551	48,726	—	(46,948)	(4,741)	—	183,588
Whitethorn LLC	20.00%	144,799	1,185	—	3,326	(4,924)	(144,386)	—
Saddlehorn	20.00%	101,760	4,200	—	(4,124)	(3,096)	(98,740)	—
Panola	15.00%	18,716	74	—	(74)	(1,021)	(17,695)	—
Mi Vida	50.00%	45,424	9,126	—	(10,566)	(1,219)	—	42,765
Red Bluff Express	30.00%	106,922	18,964	9,690	(18,965)	(1,526)	—	115,085
Total		$904,535	$112,385	$9,690	$(111,386)	$(30,850)	$(342,939)	$541,435
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
The investment balance in White Cliffs at December 31, 2025, is $23.9 million less than the Partnership’s underlying equity in White Cliffs’ net assets primarily due to an impairment loss recognized by the Partnership in 2022 that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature.
The investment balance in Rendezvous at December 31, 2025, includes $14.1 million for the purchase price allocated to the investment in Rendezvous in excess of the historical cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of those facilities.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the summarized combined financial information for equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2025	2024	2023
Revenues	$629,409	$699,011	$1,572,120
Operating income	339,532	439,052	619,597
Net income	341,305	441,752	623,593

	December 31,
thousands	2025	2024
Current assets	$128,067	$176,058
Property, plant, and equipment, net	2,106,506	2,186,172
Other assets	2,306	2,349
Total assets	$2,236,879	$2,364,579
Current liabilities	$50,355	$75,130
Non-current liabilities	8,896	7,943
Equity	2,177,628	2,281,506
Total liabilities and equity	$2,236,879	$2,364,579

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES

Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was adopted on December 31, 2025, using a retrospective approach with no impact to the consolidated statements or additional disclosures.
The Partnership is not a taxable entity for U.S. federal income tax purposes; therefore, the federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For the year ended December 31, 2025, the variance from the federal statutory rate was primarily due to the Texas margin tax liability and federal income tax on activities operated through corporate entities. For the year ended December 31, 2024, the variance from the federal statutory rate was primarily impacted by a state margin tax rate increase associated with no longer being included in Occidental’s affiliated group tax return beginning in September 2024 due to Occidental’s sale of 19.5 million of the Partnership’s common units in August 2024 and the resulting decrease in ownership, inclusive of its ownership in WES Operating. For the year ended December 31, 2023, the variance from the federal statutory rate was primarily due to the Texas margin tax liability.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2025	2024	2023
Current state income tax expense (benefit)	$11,142	$3,900	$3,341
Total current income tax expense (benefit)	$11,142	$3,900	$3,341

Deferred federal income tax expense (benefit)	$2,492	$—	$—
Deferred state income tax expense (benefit)	1,452	14,211	1,044
Total deferred income tax expense (benefit)	$3,944	$14,211	$1,044

Total income tax expense (benefit)	$15,086	$18,111	$4,385

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2025	2024	2023
Income (loss) before income taxes	$1,227,541	$1,629,363	$1,052,392
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Texas margin tax expense (benefit) (1)	$12,352	$18,111	$4,385
Federal income tax on corporate entities	2,492	—	—
Other state taxes	242	—	—
Income tax expense (benefit)	$15,086	$18,111	$4,385
Effective tax rate	1%	1%	—%
_________________________________________________________________________________________
(1)Includes tax expense of $13.1 million for the year ended December 31, 2024, related to an increased Texas margin tax rate resulting from no longer being included in Occidental’s affiliated group tax return beginning in September 2024.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2025	2024
Deferred tax assets:
Net operating loss carryforward	$84,609	$—
Interest expense carryforward and other	4,913	—
Other	3,465	2,717
Total deferred tax assets	$92,987	$2,717
Valuation allowance	(608)	—
Net deferred tax assets	$92,379	$2,717

Deferred tax liabilities:
Partnership interest held by corporate subsidiaries	$(163,545)	$—
Depreciable property	(37,068)	(30,984)
Other intangible assets	(3,043)	(1,412)
Net long-term deferred income tax liabilities	(203,656)	(32,396)
Total net deferred income tax liabilities	$(111,277)	$(29,679)

As of December 31, 2025, the Partnership had unused net operating loss carryforwards for federal income tax purposes of $357.3 million, which can be carried forward indefinitely and may be used to offset future taxable income. The federal net operating loss carryforward limit under Internal Revenue Code (“IRC”) Section 382 is $322.1 million. Although the Partnership expects to fully utilize the federal net operating loss allowed under IRC Section 382, the amount utilized in a particular year may be limited.
As of December 31, 2025, the Partnership had unused net operating loss carryforwards for state income tax purposes of $192.3 million, which can be carried forward indefinitely, and $13.0 million, which expire from 2038 through 2040. The Partnership believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized and have provided a valuation allowance of $0.6 million on the deferred tax assets related to these state net operating loss carryforwards.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2025	2024
Land	N/A	$111,346	$13,041
Gathering systems – pipelines	30 Years	6,022,315	5,848,865
Gathering systems – compressors	15 Years	2,835,946	2,718,145
Processing complexes and treating facilities	25 Years	4,311,653	4,046,670
Transportation pipeline and equipment	3 to 48 Years	260,577	257,289
Produced-water disposal and recycling systems	20 Years	2,638,350	1,198,742
Assets under construction	N/A	435,953	460,056
Other	3 to 40 Years	1,032,235	967,102
Total property, plant, and equipment		17,648,375	15,509,910
Less accumulated depreciation		6,427,467	5,795,301
Net property, plant, and equipment		$11,220,908	$9,714,609

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. GOODWILL AND OTHER INTANGIBLES

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. The Partnership’s goodwill has been allocated to two reporting units: (i) gathering and processing and (ii) transportation. The Partnership recorded $348.5 million of goodwill in connection with the Aris acquisition (see Note 3). As of December 31, 2025, the carrying value of goodwill for the gathering and processing reporting unit was $348.5 million and goodwill allocated to the transportation reporting unit was $4.8 million. The Partnership’s annual goodwill impairment assessment indicated no impairment for the year ended December 31, 2025.

Other intangible assets. The other intangible assets balance on the consolidated balance sheets includes the fair value, net of amortization, primarily related to (i) contracts assumed in connection with processing plant acquisitions in 2011 that are part of the DJ Basin complex, which are being amortized on a straight-line basis over 38 years, (ii) contracts assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years, and (iii) contracts assumed in connection with the Aris acquisition, which are being amortized on a straight-line basis over 19 years.
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
The following table presents the gross carrying value and accumulated amortization of other intangible assets:

	December 31,
thousands	2025	2024
Gross carrying value	$1,275,473	$976,629
Accumulated amortization	(361,715)	(326,889)
Other intangible assets	$913,758	$649,740

Amortization expense for intangible assets was $34.8 million, $31.7 million, and $31.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Intangible asset amortization to be recorded in each of the next five years is estimated to be $47.4 million per year.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2025	2024	2025	2024
Trade receivables, net	$759,183	$701,225	$759,183	$701,225
Other receivables, net	14,014	613	13,982	589
Total accounts receivable, net	$773,197	$701,838	$773,165	$701,814

A summary of other current assets is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2025	2024	2025	2024
NGLs inventory	$2,733	$2,514	$2,733	$2,514
Materials and supplies	10,103	613	10,103	613
Imbalance receivables	12,220	7,253	12,220	7,253
Prepaid insurance	16,111	15,418	15,540	14,712
Contract assets	3,386	12,358	3,386	12,358
Other	19,700	16,732	19,622	16,325
Total other current assets	$64,253	$54,888	$63,604	$53,775

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2025	2024	2025	2024
Accrued interest expense	$136,006	$133,365	$136,006	$133,365
Short-term asset retirement obligations	9,942	12,830	9,942	12,830
Short-term remediation and reclamation obligations	8,376	2,585	8,376	2,585
Income taxes payable	9,430	4,585	9,430	4,585
Contract liabilities	22,883	11,055	22,883	11,055
Accrued payroll and benefits	69,623	66,563	4,450	—
Short-term lease liabilities	65,295	58,897	65,295	58,897
Other (1)	86,820	39,518	70,491	25,272
Total accrued liabilities	$408,375	$329,398	$326,873	$248,589
_________________________________________________________________________________________
(1)Includes aid-in-construction reimbursement prepayments, other employee expenses, and as of December 31, 2025, Aris-related accruals.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2025	2024
Carrying amount of asset retirement obligations at beginning of year	$383,025	$366,791
Liabilities incurred	56,703	10,060
Liabilities settled	(7,606)	(5,970)
Accretion expense	21,524	19,432
Revisions in estimated liabilities	(15,846)	(7,288)
Carrying amount of asset retirement obligations at end of year	$437,800	$383,025

Liabilities incurred for the year ended December 31, 2025, primarily related to the acquisition of Aris and expansion activity in West Texas. Revisions in estimated liabilities for the year ended December 31, 2025, primarily related to changes in expected settlement timing for assets in West Texas.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	December 31, 2025			December 31, 2024
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
3.100% Senior Notes due 2025	$—	$—	$—	$663,831	$663,727	$662,457
3.950% Senior Notes due 2025	—	—	—	336,758	336,349	335,209
4.650% Senior Notes due 2026	440,505	440,205	440,923	—	—	—
Finance lease liabilities	8,620	8,620	8,620	10,956	10,956	10,956
Total short-term debt	$449,125	$448,825	$449,543	$1,011,545	$1,011,032	$1,008,622

Long-term debt
4.650% Senior Notes due 2026	$—	$—	$—	$440,505	$439,637	$438,699
4.500% Senior Notes due 2028	342,935	341,667	344,561	342,935	341,123	336,207
4.750% Senior Notes due 2028	336,260	335,143	340,517	336,260	334,753	330,483
6.350% Senior Notes due 2029	600,000	595,551	632,118	600,000	594,270	621,936
7.250% Senior Notes due 2030	500,000	528,142	533,615	—	—	—
4.050% Senior Notes due 2030	1,057,134	1,052,468	1,036,182	1,057,134	1,051,440	992,321
4.800% Senior Notes due 2031	600,000	594,558	599,994	—	—	—
6.150% Senior Notes due 2033	750,000	742,637	796,073	750,000	741,857	764,760
5.450% Senior Notes due 2034	800,000	791,251	806,936	800,000	790,511	772,536
5.500% Senior Notes due 2035	600,000	590,713	598,260	—	—	—
5.450% Senior Notes due 2044	600,000	594,363	548,040	600,000	594,192	534,096
5.300% Senior Notes due 2048	700,000	688,259	605,563	700,000	687,990	595,826
5.500% Senior Notes due 2048	350,000	343,196	309,831	350,000	343,051	304,003
5.250% Senior Notes due 2050	1,000,000	984,797	858,550	1,000,000	984,494	857,260
Finance lease liabilities	12,425	12,425	12,425	23,329	23,329	23,329
Total long-term debt	$8,248,754	$8,195,170	$8,022,665	$7,000,163	$6,926,647	$6,571,456
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT

Debt activity. The following table summarizes the debt activity for the periods presented:

thousands	Carrying Value
Balance at December 31, 2023	$7,901,304
Commercial paper borrowings (repayments), net (1)	(610,312)
Issuance of 5.450% Senior Notes due 2034	800,000
Repayment of 3.100% Senior Notes due 2025	(2,650)
Repayment of 3.950% Senior Notes due 2025	(12,405)
Repayment of 4.650% Senior Notes due 2026	(26,699)
Repayment of 4.500% Senior Notes due 2028	(14,159)
Repayment of 4.750% Senior Notes due 2028	(46,628)
Repayment of 4.050% Senior Notes due 2030	(47,459)
Finance lease liabilities	(1,819)
Other	(1,494)
Balance at December 31, 2024	$7,937,679
Acquisition of 7.250% Senior Notes due 2030	500,000
Issuance of 4.800% Senior Notes due 2031	600,000
Issuance of 5.500% Senior Notes due 2035	600,000
Repayment of 3.100% Senior Notes due 2025	(663,831)
Repayment of 3.950% Senior Notes due 2025	(336,758)
Finance lease liabilities	(13,241)
Other (2)	20,146
Balance at December 31, 2025	$8,643,995
_________________________________________________________________________________________
(1)Net of borrowings and repayments related to commercial paper notes with original maturities of 90 days or less.
(2)Includes $29.4 million of premiums related to the 7.250% Senior Notes due 2030.

WES Operating Senior Notes. In January 2020, WES Operating issued the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2030 and 2050 were 4.169% and 5.363%, respectively, at December 31, 2025 and 2024. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the fourth quarter of 2025, as part of the acquisition of Aris, WES Operating assumed $500.0 million in aggregate principal amount of 7.250% Senior Notes due 2030. See Note 3. Also during the fourth quarter of 2025, WES Operating completed the public offerings of $1.2 billion in aggregate principal amount of Senior Notes. Net proceeds from these public offerings (i) will be used to repay the 4.650% Senior Notes due 2026, (ii) were used to pay amounts outstanding under its commercial paper program (including borrowings incurred to fund the cash consideration of the acquisition of Aris), and (iii) will be used for general partnership purposes, including the funding of capital expenditures.
During the second quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.950% Senior Notes due 2025 at par value. During the first quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value. See Debt activity above. As of December 31, 2025, the 4.650% Senior Notes due 2026 were classified as short-term debt on the consolidated balance sheet.

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
As of December 31, 2025, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. In April 2025, WES Operating exercised an option to extend the maturity date of the RCF from April 2029 to April 2030, for each extending lender. The non-extending lenders’ commitments mature in April 2028 and represent $120.0 million out of $2.0 billion of total commitments, which are expandable to a maximum of $2.5 billion, from all lenders.
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
As of December 31, 2025, there were no outstanding borrowings, resulting in $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings (see below) reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. As of December 31, 2025 and 2024, the interest rate on any outstanding RCF borrowings was 4.99% and 5.63%, respectively. The facility-fee rate was 0.20% at December 31, 2025 and 2024. As of December 31, 2025, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary but may not exceed 397 days. As of December 31, 2025, there were no outstanding borrowings under the commercial paper program.

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
The following table summarizes information related to the Partnership’s leases:

	December 31,
	2025		2024
thousands except lease terms and discount rates	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Other assets	$187,916	$—	$219,500	$—
Net property, plant, and equipment	—	20,071	—	33,771
Total lease assets (1)	$187,916	$20,071	$219,500	$33,771

Liabilities
Accrued liabilities	$65,295	$—	$58,897	$—
Short-term debt	—	8,620	—	10,956
Other liabilities	110,126	—	143,801	—
Long-term debt	—	12,425	—	23,329
Total lease liabilities (1)	$175,421	$21,045	$202,698	$34,285

Weighted-average remaining lease term (years)	4	4	4	5
Weighted-average discount rate (%)	5.1	6.8	5.7	7.0
________________________________________________________________________________________
(1)Includes additions to ROU assets and lease liabilities of $24.6 million and $154.1 million related to operating leases for the years ended December 31, 2025 and 2024, respectively. Includes additions to ROU assets and lease liabilities of $3.4 million and $4.3 million related to finance leases for the years ended December 31, 2025 and 2024, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The following table summarizes the Partnership’s lease cost:

	Year Ended December 31,
thousands	2025	2024	2023
Operating lease cost	$65,379	$17,086	$15,457
Short-term lease cost	9,185	58,838	48,343
Variable lease cost	3,501	3,773	3,930
Sublease income	(545)	(587)	(311)
Finance lease cost
Amortization of ROU assets	7,017	7,433	3,487
Interest on lease liabilities	2,182	2,573	1,083
Total lease cost	$86,719	$89,116	$71,989

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Year Ended December 31,
	2025		2024		2023
thousands	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Operating cash flows	$61,933	$2,156	$15,627	$2,573	$14,217	$1,083
Financing cash flows	—	16,628	—	6,065	—	3,076

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at December 31, 2025:

	Operating Leases	Finance Leases
2026	$66,355	$8,760
2027	69,876	5,270
2028	13,438	4,986
2029	12,249	3,889
2030	10,925	—
Thereafter	26,777	—
Total lease payments	199,620	22,905
Less portion representing imputed interest	24,199	1,860
Total lease liabilities	$175,421	$21,045

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The general partner has the authority to grant equity compensation awards to its outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). In connection with the Merger Agreement, all authorized but unused shares that were previously approved for issuance pursuant to the Aris Water Solutions, Inc. 2021 Equity Incentive Plan were adjusted using the applicable exchange ratio for the Merger, assumed by the Partnership, and added to the common unit pool available under the 2021 LTIP. These plans are collectively referred to as the “WES LTIPs.” The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 14,403,998 units, respectively, of which 737,749 and 11,655,238 units, respectively, remained available for future issuance as of December 31, 2025.
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
The Board awards phantom units (the “Awards”) to certain members of the leadership team of the Partnership under the WES LTIPs. The Awards include (i) an award of time-vested phantom units that vest ratably over a period of three years (“Time-Based Awards”), (ii) a market-based award that vests after a performance period of three years based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a performance period of three years (“ROA Awards”). At vesting, the number of vested units for the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective award agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards granted in 2020 paid in-kind distributions in the form of Partnership common units. During the year ended December 31, 2023, the Partnership issued 3,253 common units as in-kind distributions under such Awards. Prior to vesting, the Time-Based Awards granted after 2020 pay distribution equivalents in cash ratably. The TUR and ROA Awards granted after 2020 pay cash distributions at vesting based on actual performance.
In addition, time-vested phantom units may be awarded under the WES LTIPs to non-executive employees and outside directors of the Partnership, which vest ratably over a period of three years and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and outside directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of actual forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-Based Awards and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. The fair value of the ROA Awards is based on the observable market price of the Partnership’s units on the grant date of the award and compensation expense is adjusted quarterly based on the estimated performance rating at vesting. The total fair value of phantom units vested was $54.7 million, $38.2 million, and $23.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, based on the market price at the vesting date. Compensation expense for the WES LTIPs was $50.8 million for the year ended December 31, 2025, of which $7.3 million was related to the Merger Agreement. For the years ended December 31, 2024 and 2023, compensation expense for the WES LTIPs was $38.0 million and $32.0 million, respectively. As of December 31, 2025, the Partnership had $59.0 million of estimated unrecognized compensation expense attributable to the WES LTIPs that will be recognized over a weighted-average period of 0.9 years.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The following table summarizes time-vested award activity under the WES LTIPs:

	2025		2024		2023
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$28.96	1,813,764	$26.24	1,736,702	$21.33	1,689,030
Granted (1)	39.52	1,379,023	29.39	1,393,972	28.19	1,140,789
Vested	30.44	(1,096,367)	25.25	(1,018,247)	19.66	(910,062)
Forfeited	31.24	(204,518)	27.87	(298,663)	25.73	(183,055)
Non-vested units at end of year	35.54	1,891,902	28.96	1,813,764	26.24	1,736,702
_________________________________________________________________________________________
(1)For the year ended December 31, 2025, includes 513,590 units issued in exchange for Aris equity-based awards.

The following table summarizes TUR Awards activity under the WES LTIPs:

	2025		2024		2023
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$38.01	422,888	$32.22	463,529	$24.62	388,817
Granted	53.15	181,389	36.15	360,497	40.44	231,395
Vested	37.73	(123,673)	22.77	(304,445)	17.79	(155,052)
Forfeited	37.47	(22,816)	37.28	(96,693)	40.22	(1,631)
Non-vested units at end of year	42.72	457,788	38.01	422,888	32.22	463,529

The following table summarizes ROA Awards activity under the WES LTIPs:

	2025		2024		2023
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$27.78	422,887	$22.51	463,529	$18.12	388,817
Granted	41.53	211,648	27.98	407,789	28.48	245,143
Vested	25.95	(153,931)	15.88	(351,737)	16.27	(168,800)
Forfeited	28.32	(22,816)	28.04	(96,694)	28.38	(1,631)
Non-vested units at end of year	32.29	457,788	27.78	422,887	22.51	463,529

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of December 31, 2025 and 2024, the consolidated balance sheets included $10.0 million and $4.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 11. As of December 31, 2025, the recorded obligations do not include $6.5 million of anticipated insurance recoveries which are included in Accounts receivable, net.
Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions required to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows, or financial condition. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental issues will not be discovered.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. REPORTABLE SEGMENT

Segment overview. The Partnership’s chief operating decision maker (“CODM”) is the Partnership’s President and Chief Executive Officer who assesses performance and allocates resources on a consolidated basis due to the similar nature of services provided to customers across the Partnership’s domestic asset portfolio. The CODM does not assess performance and allocate resources separately for Western Midstream Operating, LP. Accordingly, the Partnership has a single operating and reportable segment, all the assets of which are in the United States and gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather, transport, recycle, treat, supply, and dispose of produced water.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. REPORTABLE SEGMENT

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Year Ended December 31,
thousands	2025	2024	2023
Revenues from external customers (1)	$3,841,599	$3,604,138	$3,105,508
Other revenues	1,804	1,085	968
Total revenues and other	3,843,403	3,605,223	3,106,476
Equity income, net – related parties	85,788	112,385	152,959
Less significant expenses: (2)
Operation and maintenance	915,896	880,568	762,530
Cash general and administrative costs (3)	343,305	230,103	198,639
Less other segment items:
Depreciation and amortization	710,778	650,428	600,668
Interest expense	390,490	378,513	348,228
Other (income) expense, net (4)	(16,629)	(31,741)	(5,679)
Income tax expense (benefit)	15,086	18,111	4,385
Other (5)	357,810	(19,626)	302,657
Net income (loss)	$1,212,455	$1,611,252	$1,048,007
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

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of December 31, 2025 and 2024, the consolidated balance sheets included $15.0 billion and $13.1 billion, respectively, of total assets, which includes $504.9 million and $541.4 million of assets related to equity investments as of December 31, 2025 and 2024, respectively.
Capital expenditures for additions to long-lived assets were $728.0 million, $833.9 million, and $735.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SUBSEQUENT EVENT

Subsequent to December 31, 2025, Delaware Basin Midstream LLC (“DBM”), a subsidiary of the Partnership, entered into an amendment (the “GGA Amendment”) to its Delaware Basin gas gathering agreement with Anadarko E&P Onshore LLC (“AEP”), a subsidiary of Occidental, which agreement was originally dated effective January 1, 2018, to, among other things, (i) replace its cost-of-service-based gathering fee structure with a fixed-fee structure, (ii) add a new minimum-volume commitment through the end of 2027, and (iii) modify the process for certain dedication-related acreage transfers and releases. On January 16, 2026, and in connection with the GGA Amendment and related transactions, including an agreement between DBM and a subsidiary of ConocoPhillips pursuant to which DBM will gather and process certain volumes of natural gas already existing on the Partnership’s system, and conforming modifications to the terms of the associated processing arrangements between subsidiaries of the Partnership and Occidental, the Partnership and subsidiaries of Occidental also entered into a unit redemption agreement (“Unit Redemption Agreement”) providing for the transfer to, and redemption by the Partnership, on February 3, 2026, of approximately 15.3 million common units of the Partnership.
Occidental indirectly holds all of the equity interests of the general partner and, following the consummation of the transactions contemplated by the Unit Redemption Agreement, indirectly holds 38.3% of the Partnership’s outstanding common units. The Unit Redemption Agreement and the GGA Amendment and related transactions were reviewed and approved by the Special Committee of the Board of Directors of the general partner, consisting entirely of independent members of the Board of Directors, and, based upon the recommendation of the Special Committee, the full Board of Directors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 9A, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of December 31, 2025.
The Partnership acquired Aris Water Solutions, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025, Aris Water Solutions, Inc.’s internal control over financial reporting associated with total assets of $2.3 billion and total revenues of $116.4 million included in the consolidated financial statements of Western Midstream Partners, LP and subsidiaries as of and for the year ended December 31, 2025. As part of the Partnership’s ongoing integration activities, the Partnership is in the process of incorporating the financial information of Aris into its financial reporting controls and procedures. The Consolidated Financial Statements presented in this Form 10-K were prepared using certain information obtained from Aris’s separate legacy systems.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

Item 9B. Other Information

Amendments to Executive Change in Control Severance Plan

On February 12, 2026, the Western Midstream Partners, LP Executive Change in Control Severance Plan was amended (as amended, the “Amended and Restated Executive CIC Severance Plan”) to, among other things, adopt a form of Transition and Separation Agreement and General Release, which provides for a release of claims and customary restrictive covenants for agreements of this type, including confidentiality, non-disparagement, and non-solicitation of customers, employees, and vendors. The foregoing description of the Amended and Restated Executive CIC Severance Plan is qualified in its entirety by the text of such plan, filed as Exhibit 10.7 to this form 10-K.

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended December 31, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
Our general partner’s Board has eight members, four of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board has affirmatively determined that Messrs. Kenneth F. Owen, Robert G. Phillips, and David J. Schulte, and Ms. Lisa A. Stewart are independent as described in the rules of the NYSE and the Exchange Act.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 13, 2026.

Name	Age	Position with Western Midstream Holdings, LLC
Peter J. Bennett	58	Chairperson of the Board
Oscar K. Brown	55	President, Chief Executive Officer, and Director
Kristen S. Shults	40	Senior Vice President and Chief Financial Officer
Christopher B. Dial	49	Senior Vice President, General Counsel and Secretary
Catherine A. Green	52	Senior Vice President and Chief Accounting Officer
Daniel P. Holderman	46	Senior Vice President and Chief Operating Officer
Nicole E. Clark	56	Director
Frederick A. Forthuber	62	Director
Kenneth F. Owen	52	Director
Robert G. Phillips	71	Director
David J. Schulte	64	Director
Lisa A. Stewart	68	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal, or disqualification. Officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Peter J. Bennett Houston, Texas Director since: August 2019 Not Independent
Biography/Qualifications

Mr. Bennett has served as a member of our Board since August 2019, as Chairperson of the Board since December 2021, and as a member of the Board’s Compensation Committee since February 2022. Mr. Bennett currently serves as Senior Vice President, Commercial Development, for Occidental Petroleum Corporation. Within this role, Mr. Bennett is responsible for strategic guidance supporting long-term strategy, commercial development and organizational development, and leading teams including New Enhanced Oil Recovery (EOR) Ventures, U.S. Onshore Portfolio Management, and Integrated Land and Power Development. He previously served as President, U.S. Onshore Resources and Carbon Management, and President, Commercial Development at Occidental from October 2020 to February 2026. In this role, Mr. Bennett was responsible for the strategic direction and capital placement for Occidental’s U.S. Onshore Resources and Carbon Management business. Prior to that, he was President and General Manager of Permian Resources and the Rockies. Under his leadership, Permian Resources was the leader in well productivity and capital efficiency in the Permian Basin, one of the leading oil and gas basins in the world. He also oversaw Occidental’s oil and gas operations in the Rockies, where the Company is a leading producer in the DJ Basin. Mr. Bennett has 36 years of industry experience with a strong record of accomplishment in technology, operations and financial leadership. His previous roles also include Senior Vice President of Permian Resources and President and General Manager, Permian Resources New Mexico unit, where he led the business to achieve play-leading performance. Mr. Bennett has also served as Chief Transformation Officer, responsible for aligning technical initiatives, organization and business processes and Vice President, Portfolio and Optimization, pioneering advancements in portfolio and development planning, as well as innovative logistical and operational solutions. As Operations Manager, Permian Enhanced Oil Recovery, he oversaw significant improvements in production, operability and cost. Mr. Bennett joined Oxy as Vice President, Supply Chain - Western Hemisphere, where his responsibilities included global procurement. Prior to joining Oxy in 2004, he held a variety of strategy, operations, supply chain and finance roles with SAIC, Hess and Texaco. Since June 2023, Mr. Bennett has served as the Chairman of the Board of Directors of Net Power Inc., an NYSE listed company focused on renewable energy.

Oscar K. Brown Houston, Texas Director since: August 2019 Not Independent Officer since: October 2024
Biography/Qualifications

Mr. Brown has served as President and Chief Executive Officer of our general partner since October 2024, a member of our Board since August 2019, as Chairperson of the Sustainability Committee from February 2021 to October 2024, and as a member of the Compensation Committee from February 2022 to May 2025. From April 2022 to June 2024, Mr. Brown served as Chief Financial Officer of FREYR Battery, which provided industrial scale clean battery solutions to reduce global emissions. Mr. Brown previously served as Senior Vice President, Strategy, Business Development and Supply Chain of Occidental from November 2018 to March 2020. In this role, Mr. Brown was responsible for, among other things, Occidental’s global business development functions and global supply chain management. Mr. Brown also served as Senior Vice President, Corporate Strategy and Business Development from July 2017 to November 2018. Prior to joining Occidental in 2016, Mr. Brown worked at Bank of America Merrill Lynch, where he most recently served as managing director and co-head of Americas Energy Investment Banking. Mr. Brown served as Occidental’s designated representative on the board of directors of Plains All American Pipeline’s governing entity, PAA GP Holdings LLC (NYSE: PAA and PAGP) from August 2017 to September 2019.

Kristen S. Shults Houston, Texas Officer since: May 2022
Biography/Qualifications

Ms. Shults has served as Senior Vice President and Chief Financial Officer of our general partner since May 2022, as Senior Vice President, Finance and Communications of our general partner since May 2021, and as Vice President, Investor Relations and Communications of our general partner since November 2019. Ms. Shults joined Anadarko in 2015 and has over 15 years of experience in the oil and gas industry. During her career at Anadarko, Ms. Shults served in various roles of increasing responsibility throughout Anadarko’s tax organization, including Director of Tax Compliance and Reporting from March 2018 to November 2019 and Worldwide Tax Manager from February 2017 to February 2018. Ms. Shults began her career in the tax practice of Ernst & Young, LLP, and is a Certified Public Accountant.

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

Frederick A. Forthuber Houston, Texas Director since: December 2021 Not Independent
Biography/Qualifications

Mr. Forthuber has served as a member of our Board and the Sustainability Committee since December 2021. Prior to his retirement on December 31, 2025, he served as President of Oxy Energy Services, LLC, a subsidiary of Occidental. In this role, Mr. Forthuber had global functional responsibility for midstream and marketing of crude oil, natural gas liquids, and natural gas. In addition, Mr. Forthuber had global functional responsibility for Health and Safety. Mr. Forthuber has more than 40 years of industry experience in oil and gas operations. He has held positions of increasing responsibility in engineering and project management since joining Occidental with the acquisition of Altura Energy in 2000. Most recently, he served as Vice President, Worldwide Operations for Occidental Oil and Gas Corporation. Prior to joining Occidental, Mr. Forthuber served in engineering roles for Altura Energy and Exxon. Since June 2023, Mr. Forthuber has served on the Board of Directors of Net Power, Inc., an NYSE listed company focused on renewable energy.

Kenneth F. Owen Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Mr. Owen has served as a member of our Board, Chairperson of the Audit Committee, member of the Special Committee since September 2020, and member of the Sustainability Committee since May 2025. Mr. Owen also serves as Chairman and Chief Executive Officer of South Coast Terminals, one of the largest independent manufacturers of specialty chemicals and lubricant additives in the United States. Mr. Owen previously served as Co-founder, President and Chief Executive Officer of Moda Midstream from 2015 to 2018. Prior to Moda, Mr. Owen was at Oiltanking Partners, where he served as President and Chief Executive Officer of the general partner of Oiltanking Partners, L.P. (NYSE: OILT) and Oiltanking North America (OTNA). Mr. Owen originally joined OTNA in 2011 as Vice President and Chief Financial Officer and led the IPO of Oiltanking Partners. Before he joined Oiltanking, Mr. Owen worked in the energy investment banking groups at Citigroup Global Markets Inc. and UBS Investment Bank, where he advised on mergers and acquisitions, joint ventures, IPOs, and equity and debt transactions primarily for the midstream energy sector.

Robert G. Phillips Houston, Texas Director since: May 2025 Independent
Biography/Qualifications

Mr. Phillips has served as a member of our Board, and as a member of the Special Committee and Compensation Committee, since May 2025. Mr. Phillips has 48 years of experience in the energy industry, most recently serving as Founder, Chairman and Chief Executive Officer of Crestwood Equity Partners LP, from its formation in October 2010 until its merger with Energy Transfer LP in November 2023. Prior to founding Crestwood, Mr. Phillips served as the President and Chief Executive Officer of Enterprise Products Partners L.P., as Chairman and Chief Executive Officer of GulfTerra Energy Partners, L.P. (formerly El Paso Energy Partners LP), and as Chairman, President and Chief Executive Officer of Eastex Energy, Inc. Mr. Phillips serves as a director of South Bow Corporation, which transports Canadian crude oil production to refining markets in the US Midwest and Gulf Coast, and as a director of Enstor, Inc., which is the largest privately owned natural gas storage company in the United States. Mr. Phillips has previously served as an independent director of Pride International, Inc. and Bonavista Energy Corporation. Prior to Crestwood’s merger with Energy Transfer, Mr. Phillips served on the board of directors of the Energy Infrastructure Council, where he co-chaired its ESG Committee, which focused on the development and implementation of industry-wide sustainability standards across the midstream sector. From 2021 to 2023, Mr. Phillips served on the National Petroleum Council which advises the United States Department of Energy on oil and gas related matters. Mr. Phillips has also completed the International Directors Programme in corporate governance at INSEAD in Fontainebleau, France.

David J. Schulte Houston, Texas Director since: September 2020 Independent
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

Lisa A. Stewart Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Ms. Stewart has served as a member of our Board, and as a member of the Audit Committee and Special Committee, since September 2020, and as Chairperson of the Compensation Committee since February 2022. Ms. Stewart serves as Executive Chairman of Sheridan Production Partners, a position she has held since April 2020. From the founding of Sheridan in 2006, she served as Chairman, Chief Executive Officer and Chief Investment Officer overseeing all aspects of Sheridan acquisitions and the implementation of Sheridan’s strategy. Ms. Stewart has more than 44 years of experience in the oil and gas industry in engineering and management positions. Prior to founding Sheridan, Ms. Stewart served as Executive Vice President of El Paso Corporation and President of El Paso E&P and other non-regulated businesses. Prior to her time at El Paso, Ms. Stewart spent 20 years at Apache, leaving in January 2004 as Executive Vice President with responsibility for reservoir engineering, business development, land, environmental, health and safety, and corporate purchasing. Ms. Stewart maintains the National Association of Corporate Directors’ Director Certification (NACD.DC) and earned a Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University. From December 2019 to March 2024, Ms. Stewart served as an Independent Director of Jadestone Energy, an AIM-listed public energy company focused on Southeast Asia. Ms. Stewart is currently a director of Coterra Energy, an NYSE listed energy company focused in the Permian Basin, Anadarko Basin, and Marcellus Shale.

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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors, and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2025, except that on May 19, 2025, a Form 3 was filed in connection with Mr. Phillips’ appointment to the Board on May 4, 2025.

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

Board Committees

The Board has four standing committees: the Audit Committee, the Special Committee, the Sustainability Committee, and the Compensation Committee.

Audit Committee. The Audit Committee is composed of three independent directors, Messrs. Owen (Chairperson) and Schulte, and Ms. Stewart, each of whom understands fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Ethics and Business Conduct. The Audit Committee held four meetings during 2025.
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

Special Committee. The Special Committee is composed of four independent directors, Messrs. Schulte (Chairperson), Owen, Phillips, and Ms. Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Occidental). The Special Committee will determine, as set forth in our partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its related parties, including Occidental. Our partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Sustainability Committee. The Sustainability Committee is composed of two non-independent directors, Ms. Clark (Chairperson), and Mr. Forthuber, and one independent director, Mr. Owen. The Sustainability Committee assists the Board in overseeing environmental, social, and governance matters, including those related to sustainability and climate change, that are relevant to the Partnership’s activities and performance, and devoting appropriate attention and effective response to stakeholder concerns regarding such matters.

Compensation Committee. In February 2022, the Board established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee is composed of two independent directors, Ms. Stewart (Chairperson) and Mr. Phillips, and two non-independent directors, Ms. Clark and Mr. Bennett. The Compensation Committee held three meetings during 2025.

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

Director Attendance

The Board of Directors held six meetings in 2025.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides a description of the material elements, objectives, and principles of WES’s 2025 executive compensation program for its named executive officers (“NEOs”), recent compensation decisions, and the factors the Compensation Committee and the Board considered in making those decisions.

2025 Named Executive Officers

Oscar K. Brown President and Chief Executive Officer	Kristen S. Shults Senior Vice President and Chief Financial Officer	Daniel P. Holderman Senior Vice President and Chief Operating Officer	Christopher B. Dial Senior Vice President, General Counsel and Secretary	Catherine A. Green Senior Vice President and Chief Accounting Officer

In addition, Robert W. Bourne, former Senior Vice President, Chief Commercial Officer, was identified as a named executive officer for 2025.

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

In 2025, our Board took the following key actions related to executive compensation:

•Conducted an annual review of compensation for our executive officers and made changes to their base salaries, target bonus opportunities, and long-term incentive awards;
•Reviewed our annual cash incentive program design and metrics to confirm their continuing alignment with the Partnership’s overall business strategy;
•Approved a discretionary bonus pool for the Partnership’s Senior Vice Presidents, which include the NEOs other than Mr. Brown (the “Discretionary Bonus Pool”); and
•Reviewed the peer group used to benchmark compensation for our executive officers, and made changes, as applicable, to the peer group used to determine the performance of our total unitholder (“TUR”) return incentive awards.

These actions were taken to further align our executive compensation program with WES’s overall strategy, ensure our compliance with applicable regulations, provide for the attraction and retention of executive talent, and align our executive officers’ interest with those of our long-term unitholders.

2025 Business and Performance Highlights

2025 was a year of remarkable achievements for WES, as it continued to grow its core businesses and improve its operations. In particular, during the 2025 fiscal year, WES:

•Completed the acquisition of Aris, creating one of the largest, fully-integrated Delaware Basin produced-water solutions providers.

•Achieved year-over-year throughput growth across all products in the Delaware Basin of 9-percent, 6-percent, and 40-percent for natural gas, crude oil and NGLs, and produced water, respectively.

•Sanctioned the long-haul Pathfinder pipeline to transport over 800 MBbls/d of produced water for disposal and reuse opportunities.

•Completed construction of the North Loving I natural-gas processing plant, increasing WES’s operated natural-gas processing capacity in the Delaware Basin by 250 MMcf/d.

•Executed a cost discipline campaign that, excluding the impact of the Aris acquisition, resulted in decreased operation and maintenance expense for the third and fourth quarters compared to the corresponding periods in 2024.

How We Make Compensation Decisions

Our Board has responsibility for approving the officer and director compensation plans, policies, and programs of the Partnership. Although not required by the NYSE listing standards, we have established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee and the Board use several resources in reviewing elements of executive compensation and making compensation decisions. These decisions are not purely formulaic, and the Compensation Committee and the Board exercise judgment and discretion as deemed appropriate.

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

The Compensation Committee utilizes this compensation framework along with the Partnership’s performance, individual performance, and general market conditions to determine the final compensation awards for the NEOs. However, the compensation we pay to our NEOs may ultimately fall above or below the approximate ranges discussed above. This may occur for a number of reasons. First, the data provided by our compensation consultant for benchmarking is inherently dated because it is reported by our peers on a trailing basis. Second, the data provided may not correspond exactly to the positions and individual responsibilities of our NEOs. Third, our peers use differing compensation practices than we do to varying degrees, and this may require us to make interpretative assumptions and adjustments when comparing data for benchmarking purposes. Fourth, and finally, the Compensation Committee considers each NEO’s individual professional background and performance in addition to general benchmarking when making final compensation determinations.
The Board and the Compensation Committee believe the design of our executive compensation program, and the Compensation Committee’s decisions and outcomes in 2025, support our compensation philosophy and objectives by ensuring:

•Annual incentive awards earned are based on achievement of individual, financial, operating, safety, sustainability and strategic performance goals;

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

What We Do ✓
•Align executive officer pay with performance by structuring at least 84% of pay as at-risk
•Emphasize long-term performance in our equity incentive awards
•Provide an appropriate mix of fixed and variable pay to encourage retention and increase long-term and sustainable unitholder value
•Use appropriate peer group comparisons to determine compensation
•Maintain a compensation committee, advised by an independent compensation consultant, that makes recommendations to the Board for approval
•Require executive officers to maintain a meaningful equity ownership position via unit ownership
•Pay distributions on performance unit awards only at the end of the performance period, based on units earned
•Employ a clawback policy governing our incentive-based compensation
•Provide for “double trigger” severance benefits in the event of a change of control and qualifying termination

What We Don’t Do X
•Provide excessive perquisites or personal benefits to our executive officers
•Allow short-selling or hedging of company securities
•Provide excise tax gross-ups
•Offer guaranteed bonuses
•Have automatic base salary increases

Role of the Compensation Consultant. For the 2025 calendar year, the Compensation Committee retained Zayla Partners as its independent compensation consultant to provide advice on various executive compensation matters. Zayla Partners has served as the Compensation Committee’s consultant since 2023. In 2025, Zayla Partners provided guidance on our benchmarking peer group, TUR performance peer group, pay levels, pay mix, and overall executive compensation program design. The independent executive compensation consultant reports directly to the Compensation Committee and the Board and provides no other material services to us.

Benchmarking Peers. With assistance from Zayla Partners, the Compensation Committee evaluated several factors when determining an appropriate peer group of companies to use for benchmarking 2025 compensation. These factors included: similar midstream businesses of comparable size and scope, comparable executive roles and responsibilities, similar structure (largely independent strategy and governance (whether MLP or corporation)), and companies that are in competition for the same senior executive talent. After careful review, and in consultation with Zayla Partners, the Compensation Committee approved the Partnership’s peer group used to evaluate 2025 compensation decisions. The 2025 benchmarking peer group is listed below:

Antero Midstream Corporation	NiSource Inc.
Cheniere Energy, Inc.	NuStar Energy, L.P. (3)
DT Midstream, Inc.	ONEOK, Inc.
Energy Transfer LP	Plains All American Pipeline, L.P.
EnLink Midstream, LLC (1)	Targa Resources Corp.
Equitrans Midstream Corporation (2)	Tellurian Inc. (4)
Genesis Energy, L.P.	The Williams Companies, Inc.
_________________________________________________________________________________________
(1)EnLink Midstream, LLC was acquired by ONEOK, Inc. as of January 31, 2025.
(2)Equitrans Midstream Corporation was acquired by EQT Corporation as of July 22, 2024.
(3)NuStar Energy, L.P. was acquired by Sunoco, LP as of May 3, 2024.
(4)Tellurian, Inc. was acquired by Woodside Energy Group Ltd as of October 9, 2024.

Benchmarking Data. To assist in reviewing the design and structure of our executive compensation program, Zayla Partners provided the Compensation Committee with an independent assessment of the compensation programs and practices in our peer group. This assessment included compensation data and program design information that was obtained from the most recent public filings for each peer company. In establishing competitive compensation benchmark levels, Zayla Partners blended the publicly disclosed peer group data with published third-party survey data based on industry and company revenue size. In establishing the general structure and levels of the officers’ compensation packages, the Compensation Committee reviewed 25th, 50th, and 75th percentile benchmark data; however, in making specific officer compensation decisions, the Board has taken into account other considerations as noted above and below.

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

2025 Annual Compensation Program

We believe that compensation for our NEOs should be competitive within our stated peer group and any rewards should be directly linked to the interests of our unitholders. Our executive compensation program includes a mix of direct and indirect compensation elements. The performance metrics for our short-term and long-term incentive programs include a balance of financial, operational and sustainability targets that align with our business strategy. A majority of our executive officers’ total compensation opportunity is performance-based; however, we do not have a specified formula that dictates the overall weighting of each element. Our Board has established an annual target total compensation program designed to support WES’s long-term strategic objectives and be competitive with industry practices.
As illustrated in the charts below, a majority of our executive officers’ targeted annual direct compensation is at-risk, including 88% for our CEO and 84% on average, for our other NEOs. Further, 73% of our current CEO’s targeted annual direct compensation, and on average 72% for our other NEOs, is tied directly to WES’s unit performance through their annual long-term incentive awards.

Targeted Annual Direct Compensation

The charts above are based on the following compensation elements, as discussed under Analysis of 2025 Compensation Actions: base salaries approved in 2025; 2025 target bonus opportunities; and the target value of the 2025 annual long-term incentive awards. The charts do not include allocations to the non-CEO NEOs under the Discretionary Bonus Pool, if any.

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

Element	Award	Performance Metrics	Purpose
Base Salary	Cash	N/A	Provides a fixed level of competitive compensation based on performance, expertise, and experience to attract and retain executive talent.
Equity-Based Awards	Time-Based Units (50% of award)	Absolute Unit Price	Time-based Units align with absolute unit price and provide retentive value, especially in a volatile industry.
	ROA Units (25% of award)	3-Year Return on Assets	ROA Units reward sustained financial performance by providing an incentive for NEOs to focus on efficiently managing WES’s assets to generate earnings and provide a retentive value.
	TUR Units (25% of award)	3-Year Relative Total Unitholder Return	TUR Units reward unit price performance relative to our industry performance peer group, align the interests of our NEOs with that of our unitholders, and provide a retentive value.
Annual Cash Incentives	Company Performance Cash Bonus	Adjusted EBITDA Free Cash Flow System Operability TRIR SIF Volunteer Participation Release Intensity
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

Analysis of 2025 Compensation Actions

The following is a discussion of the specific actions taken by the Board in 2025 related to each of our direct compensation elements. Each element is reviewed annually, unless circumstances, such as a promotion, other change in responsibilities, significant corporate event or a material change in market conditions, require a more frequent review.

Base Salary. In setting base salary levels for each of the NEOs, the Board considered a number of factors, including each executive’s experience, individual performance, internal pay equity, development, and other individual or organizational circumstances, including the current market and business environment.

Name	Salary Approved in 2024 ($)	Salary Approved in 2025 ($)	% Change
Mr. Brown	950,000	950,000	—%
Ms. Shults	515,000	545,000	5.8%
Mr. Holderman	515,000	575,000	11.7%
Mr. Dial	515,000	520,000	1.0%
Ms. Green (1)	—	465,000	—%
Mr. Bourne (2)	515,000	515,000	—%
________________________________________________________________________________________
(1)Ms. Green was not an NEO for the year 2024.
(2)Mr. Bourne departed from the general partner effective March 3, 2025.

The Board approved the salaries noted above after taking into account the peer benchmark data for the respective positions, and internal compensation alignment considerations for the non-CEO NEOs. The salary increases positioned all but one of the incumbent NEO’s base salary at the median of the peer benchmark data, in line with our stated compensation philosophy of providing annual base compensation that approximates the median of our benchmark peer group. One NEO’s base salary is positioned at the 75th percentile because of internal pay equity considerations.

Equity-Based Long-term Incentive Awards. Our long-term incentive program aligns our NEOs’ interests with those of our unitholders by providing them with the opportunity to earn compensation based on WES’s success. Our Board did not make changes in 2025 to the general structure of our equity-based long-term incentive program, which consists of a combination of time- and performance-based unit awards. This use of both time- and performance-based unit awards is intended to provide a combination of equity-based vehicles that are performance-based in absolute and relative terms while also encouraging retention. Our equity-based long-term incentive program is designed to reward our executive officers for sustained long-term unit performance. This program represents 73% of targeted annual direct compensation for our CEO and an average of 72% for our other NEOs.

Time-Based Units. These units, reflecting 50% of the overall 2025 annual long-term incentive awards for our NEOs, vest annually over a three-year period, subject to the NEO’s continued service through the applicable vesting date. Upon vesting, the awards are settled in WES units. Distribution equivalent rights for time-based awards are paid in cash on a current basis during the vesting period. Our Board has determined that granting time-based units aligns the interests of our NEOs with our unitholders and provides a forfeitable ownership stake to encourage executive retention.

Return on Asset (“ROA”) Performance Units (“ROA Units”). The Board established ROA as a performance criterion for 25% of the 2025 annual long-term incentive awards made to our non-CEO NEOs. ROA is calculated each year during a three-year performance period as follows:

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

Total Unitholder Return (“TUR”) Performance Units (“TUR Units”). The Board established relative TUR as a performance criterion for 25% of the 2025 annual long-term incentive awards made to our non-CEO NEOs. The units vest based on our TUR performance ranking relative to our peer group over a three-year performance period, with TUR calculated as follows:

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

Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period

For the 2025 TUR awards, Zayla Partners reviewed the industry peer group and recommended adding companies, as appropriate, to expand or replace those that were acquired during the previous year. The industry peer group for our 2025 TUR awards is listed below.

Antero Midstream Corporation	Kinetik Holdings Inc.
DT Midstream, Inc.	MPLX LP
Energy Transfer LP	ONEOK, Inc.
Enterprise Products Partners L.P.	Plains All American Pipeline, L.P.
Genesis Energy, L.P.	Targa Resources Corp.
Hess Midstream LP	The Williams Companies, Inc.
Kinder Morgan, Inc.

For the 2025 TUR awards, if during the performance period, a peer company files for bankruptcy or fails to meet the listing requirements of the relevant securities exchange, then the Partnership will drop such company to the bottom of the relative TUR percentile ranking. If during the performance period, a peer company is acquired, ceases to exist, ceases to be publicly traded, spins off 25% or more of its assets, or sells all or substantially all of its assets (as applicable, an “Impacted Peer”), then the Compensation Committee may, in its discretion, (i) drop such company out of the peer group and recalculate the results, (ii) applying conventions the Compensation Committee deems appropriate under the circumstances, calculate such company’s ranking position at the time of such event and “freeze” its relative TUR percentile ranking, or (iii) drop such company to the bottom of the relative TUR ranking. The Board’s determination in this regard may be made at any point prior to certifying the performance results of the 2025 TUR awards. This approach grants the Compensation Committee the discretion to address unusual situations affecting our peer companies and ensures that the 2025 TUR awards remain aligned with the Partnership’s compensation philosophy and objectives.
Our payout scale for the 2025 TUR awards strengthens our link to performance by rewarding top quartile performance with a maximum payout of 200% of target and providing for a zero payout for bottom quartile performance. The actual number of TUR Units earned for the three-year performance period will be based on WES’s relative TUR performance during the performance period. For the 2025 TUR awards, the following table reflects the payout scale used to determine the number of TUR Units earned. In the event performance falls between a whole percentile figure listed in the table below, the payout will be interpolated linearly.

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

Equity Awards Granted in 2025. In 2025, the Board approved the below annual long-term incentive awards. These awards are included in the Grants of Plan-Based Awards Table. In determining the annual equity awards, and in accordance with our compensation philosophy, the Board took into consideration our peer benchmarking data, internal pay equity, retention concerns, and current NEO unit ownership levels. The target value of the 2025 annual equity awards granted to the incumbent NEOs did not change from their prior year target value. Mr. Brown’s annual long-term incentive award is positioned at the median, the other NEOs’ annual long-term incentive awards are generally positioned between the 50th and 75th percentiles of the benchmark data, with one NEO positioned above the 75th percentile because of internal pay equity considerations.

	Total Target LTI Value ($) (1)	Time-Based Units (50%)		TUR Units (25%)		ROA Units (25%)
Name		Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)
Mr. Brown	6,000,000	72,063	3,000,000	36,032	1,500,000	36,032	1,500,000
Ms. Shults	2,500,000	30,026	1,250,000	15,013	625,000	15,013	625,000
Mr. Holderman	2,500,000	30,026	1,250,000	15,013	625,000	15,013	625,000
Mr. Dial	2,500,000	30,026	1,250,000	15,013	625,000	15,013	625,000
Ms. Green	2,000,000	24,021	1,000,000	12,011	500,000	12,011	500,000
Mr. Bourne (2)	1,000,000	12,011	500,000	6,005	250,000	6,005	250,000
_________________________________________________________________________________________
(1)Target LTI values approved by the Board vary from those reported in the Summary Compensation Table and Grants of Plan-Based Awards in 2025 Table, which are calculated in accordance with FASB ASC Topic 718.
(2)In addition to Mr. Bourne’s annual award noted above, he received 39,357 time-based units in connection with his Retirement Agreement.

Performance Unit Awards — Results for the Performance Period Ended December 31, 2025. In February 2026, the Compensation Committee recommended for certification, and the Board certified, the performance results for the 2023 annual TUR Unit and ROA Unit awards. These awards had a three-year performance period that began on January 1, 2023, and ended December 31, 2025. In determining the treatment of Impacted Peers within the 2023 TUR peer group, the Compensation Committee exercised its discretion under the award agreements and included each Impacted Peer in the results based on their TUR at the time of their relevant transaction. Under the 2023 TUR Unit awards, WES ranked 6th in TUR relative to the established peer group, which resulted in a payout of 156%. Under the 2023 ROA Unit awards, WES achieved a three-year average ROA of 18.6%, which resulted in a payout of 189.2%. Upon the Board’s performance certification, these awards were paid in the form of WES units. The following table lists the target number of performance units awarded and actual performance units earned by the NEOs under the 2023 annual TUR Unit and ROA Unit awards.

	ROA Units		TUR Units
	Paid at 189.2% of Target		Paid at 156% of Target
Name	Number of Units - Target	Number of Units - Earned	Number of Units - Target	Number of Units - Earned
Mr. Brown (1)	—	—	—	—
Ms. Shults	16,228	30,704	16,228	25,316
Mr. Holderman	16,228	30,704	16,228	25,316
Mr. Dial	16,228	30,704	16,228	25,316
Ms. Green	10,526	19,916	10,526	16,421
Mr. Bourne	16,228	30,704	16,228	25,316
_________________________________________________________________________________________
(1)Mr. Brown was not eligible for a grant of performance units in 2023.

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

In February 2025, individual bonus targets were approved by the Board for each of our NEOs as noted in the table below. The target bonuses as a percent of salary did not change from the 2024 targets.

	2025 Target Bonus
Name	$	% of Salary
Mr. Brown	1,187,500	125%
Ms. Shults	436,000	80%
Mr. Holderman	460,000	80%
Mr. Dial	416,000	80%
Ms. Green	372,000	80%
Mr. Bourne (1)	412,000	80%
_________________________________________________________________________________________
(1)Mr. Bourne departed from the general partner effective March 3, 2025.

Our annual incentive program was designed to include measures that support our primary business objective of creating long-term value for our unitholders through continued delivery of profitable operations and increasing returns of capital to stakeholders over time. The overall design and performance metrics under the 2025 WCB Program are generally the same as the 2024 WCB Program, but with changes to its safety and emissions-related sustainability components.
With respect to safety, the Board approved adding a Significant Injury and Fatality (SIF) rate component to the 2025 WCB Program. In doing so, the Board determined that a metric based specifically on significant injuries, as opposed to the broader category of injuries included within TRIR, would further enhance the Partnership’s focus on critical safety processes. The criteria for the SIF performance goal are included in the footnotes to the table below.

With respect to emissions, the Board approved adding a quantitative Release Intensity component to the 2025 WCB Program. In shifting away from a qualitative performance goal as used in prior years, the Board recognized the Partnership’s year-over-year improvements in its emissions reporting and planning practices, and wished to enhance the Partnership’s focus on quantitative operational improvements based on spill and emissions intensity rates. The method for calculating Release Intensity is discussed in the footnotes to the table below.
The table below reflects the Partnership’s 2025 performance metrics, performance targets and performance under these metrics.

Performance Metric		Relative Weighting Factor	WCB Program Performance Targets	WCB Program Performance Results	Actual Payout %
Financial	Adjusted EBITDA (1)	30%	$2,450.0MM	$2,457.8MM	35%
	Free Cash Flow (2)	30%	$1,375.0MM	$1,407.0MM	49%
System Operability	System Operability (3)	20%	98%	99.4%	40%
Sustainability	TRIR (4)	5%	0.38	0.52	—%
	SIF (5)	5%	1.0	0.0	10%
	Employee Volunteer Participation (6)	4%	50%	68.0%	8%
	Release Intensity (7)	6%	4.56	2.09	12%
		100%			154%
_________________________________________________________________________________________
(1)Adjusted EBITDA, for purposes of the WCB Program, excludes the effects of revenue recognition cumulative adjustments (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K). Performance results reflect reported Adjusted EBITDA of $2,480.8 million, less cumulative catch-up adjustments of $29.5 million and excludes $52.4 million of Aris fourth quarter EBITDA.
(2)Free Cash Flow, for purposes of the WCB Program, excludes the effects of changes in working capital (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K). Performance results reflect reported Free Cash Flow of $1,526.0 million less working capital changes of $206.3 million and excludes negative Aris Free Cash Flow of $87.3 million (primarily transaction costs, EBITDA, capital, and debt-related costs).
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
(5)SIF includes work-related events resulting in a fatality or permanent, life-altering impairments; a fatality occurring due to a WES safety system failure results in zero achievement of the TRIR and SIF performance goals.
(6)Employee Volunteer Participation includes employee volunteer participation through a WES coordinated event focused on local nonprofit organizations or individual volunteer time through a registered 501(c)(3).
(7)WES set a quantitative sustainability performance goal for Release Intensity, which is calculated as the sum of its release volume to throughput ratios for liquids and gases, respectively. The performance target for 2025 was based on a 5% reduction in Release Intensity relative to 2024.

2025 WCB Program Performance Assessment. In assessing the Partnership’s performance under the WCB Program, the Board considered our performance against the targets noted in the above table. In determining these results, the Board decided to exclude the impact of the Aris acquisition due to the relatively short ownership period and to provide a clear view of performance against the original targets, without the impact of one-time transaction-related costs. These performance targets were approved by the Board in February 2025. Based upon the results described above and in recognition of the Partnership’s impressive performance across all WCB metrics, including outstanding financial results, sustainability objectives, and customer-focused operational success, the Board approved a payout of 154% under the 2025 WCB Program.

Discretionary Bonus Pool. In 2025, the Board also approved the Discretionary Bonus Pool for the Partnership’s Senior Vice Presidents, which include the NEOs other than Mr. Brown. The Discretionary Bonus Pool is equal to 20% of the aggregate base salaries of each of the Senior Vice Presidents, and may be funded in an amount of up to 40% of such aggregate base salaries (i.e. 20% multiplied by up to 200%). Any Discretionary Bonus Pool allocations shall be based on the recommendation of the CEO and Compensation Committee and are subject to the final approval of the Board.
For the Discretionary Bonus Pool, the Board considered the recommendations of the CEO and the Compensation Committee in reviewing the individual performance of the Senior Vice Presidents. The recommendation for the funding of the Discretionary Bonus Pool was based on the performance of the Senior Vice Presidents (including the NEOs) towards WES’s strong 2025 strategic, operational, and commercial results and the execution of critical WES projects during the year, including the acquisition and integration of Aris, initiation of a successful cost discipline campaign, the completion and sanctioning of key organic growth projects, and the implementation of internal systems improvements. The Discretionary Bonus Pool was allocated among the participating officers as disclosed below in recognition of the cross-functional nature of these and other achievements.

Actual Bonuses Earned for 2025. The cash bonus awards for 2025 for our NEOs are shown in the table below and are reflected in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table.

Name	2025 WCB Program Corporate Performance Awards ($) (1)		Discretionary Bonus Pool Allocation ($)		Total Cash Bonus Awards ($)
Mr. Brown	1,828,750	+	N/A	=	1,828,750
Ms. Shults	671,440	+	83,930	=	755,370
Mr. Holderman	708,400	+	88,550	=	796,950
Mr. Dial	640,640	+	80,080	=	720,720
Ms. Green	572,880	+	71,610	=	644,490
Mr. Bourne (2)	—		—		—
_________________________________________________________________________________________
(1)This amount represents the bonuses attributed to WES’s performance against the performance metrics discussed above, calculated as their target bonus for the year multiplied by the 154% performance factor.
(2)Mr. Bourne departed from the general partner effective March 3, 2025.

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

Perquisites. We provide a limited number of perquisites. The expenses related to these perquisites are imputed and considered taxable income to the executive officers, as applicable, and no related tax gross-ups are provided. Perquisites provided include reimbursement of financial counseling, tax preparation, and estate planning services expenses up to $4,000 annually, and reimbursement for the cost of personal excess liability insurance. In addition, WES has a leased interest in an aircraft that is used primarily for business travel; however, limited personal use by executive officers, including travel by family or invited guests, is allowed so long as any incremental costs associated with such personal use is reimbursed by the executive under a time-sharing agreement. For 2025, any incremental costs of the perquisites provided to each NEO that exceeded $10,000 are included in the “All Other Compensation” column and supporting footnotes of the Summary Compensation Table.

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

•Any accrued, but unused as of the date of the termination, paid time off.

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

•Any accrued, but unused as of the date of the termination, paid time off.

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

Clawback Provisions. Per the terms of our 2025 long-term incentive awards, if WES is required to prepare an accounting restatement due to the material noncompliance of the Partnership, as a result of misconduct, with any financial reporting requirement under the securities laws, and if the recipient knowingly engaged in the misconduct (whether or not they are an individual subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002), the Board (or delegated Plan Administrator) may determine that the recipient must reimburse WES the amount of any payment in settlement of an award earned or accrued during the twelve-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurred) of the financial document embodying such financial reporting requirement. These clawback provisions are in addition to the provisions of the Clawback Policy for incentive compensation discussed in the following paragraph.

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

Blackout Periods. Our Insider Trading Policy prescribes regularly scheduled blackout periods for each fiscal quarter. The scheduled blackout periods begin on the last calendar day of the quarter and end two full trading days following the public release of the applicable quarter’s earnings. The blackout periods apply to all WES officers, including our NEOs, all directors of our general partner, employees working in our office in The Woodlands, Texas, and any other person designated by our General Counsel from time to time. These blackout restrictions also apply to the immediate family and others who live in their homes, as well as any trust, partnership, or other entity in which the covered individual controls.

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

The Compensation Committee of Western Midstream Holdings, LLC:

Lisa Stewart, Chairperson
Peter J. Bennett
Nicole E. Clark
Robert G. Phillips

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation amounts for our NEOs for the years ended December 31, 2025, 2024, and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Oscar K. Brown (5)	2025	950,000	—	6,415,096	1,828,750	157,300	9,351,146
President and	2024	146,154	42,000	6,000,004	438,000	9,500	6,635,658
Chief Executive Officer	2023	—	—	—	—	—	—
Kristen S. Shults	2025	539,231	83,930	2,672,914	671,440	206,609	4,174,124
Senior Vice President and	2024	512,692	236,642	2,685,074	601,520	187,117	4,223,045
Chief Financial Officer	2023	484,615	756,167	2,044,566	216,000	149,836	3,651,184
Daniel P. Holderman (6)	2025	563,462	88,550	2,672,914	708,400	162,053	4,195,379
Senior Vice President,	2024	512,692	308,226	2,685,074	601,520	136,272	4,243,784
Chief Operating Officer	2023	—	—	—	—	—	—
Christopher B. Dial	2025	519,039	80,080	2,672,914	640,640	201,128	4,113,801
Senior Vice President,	2024	512,692	236,642	2,685,074	601,520	188,952	4,224,880
General Counsel and Secretary	2023	488,462	536,167	2,044,566	216,000	198,206	3,483,401
Catherine A. Green (7)	2025	465,000	71,610	2,138,397	572,880	232,139	3,480,026
Senior Vice President,	2024	—	—	—	—	—	—
Chief Accounting Officer	2023	—	—	—	—	—	—
Robert W. Bourne (8)	2025	101,019	—	4,616,736	—	639,338	5,357,093
Former Senior Vice President	2024	512,692	236,642	2,685,074	601,520	240,324	4,276,252
Chief Commercial Officer	2023	488,462	536,167	2,044,566	216,000	243,591	3,528,786
_________________________________________________________________________________________
(1)    For 2023 and 2024, this column reflects (i) the portion of the annual cash bonus awards that is attributed to the Board’s exercise of its discretion in assessing our performance results under the WCB Program for the years ended December 31, 2023 and 2024, respectively, and (ii) for 2023, 2024 and 2025, also includes any allocations to the applicable NEO of the Discretionary Bonus Pool, each as discussed in the Compensation Discussion and Analysis.
(2)    This column reflects the aggregate grant date fair value of time-based units, ROA Units, and TUR Units, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures). The grant date fair value of the time-based units and ROA Units equals the number of units granted multiplied by the WES closing unit price on the grant date. The grant date fair value of the TUR Units is calculated based on a Monte-Carlo valuation on the grant date. Mr. Bourne’s values also include the incremental fair value of awards modified pursuant to the terms of his Retirement Agreement, computed as of the modification date in accordance with FASB ASC Topic 718. The maximum values, assuming a 200% payout of the 2025 ROA unit awards as of the grant date for Mr. Brown, Ms. Shults, Mr. Holderman, Mr. Dial, Ms. Green, and Mr. Bourne, were approximately $3.0 million, $1.2 million, $1.2 million, $1.2 million, $1.0 million, and $2.1 million, respectively. The maximum values, assuming a 200% payout of the 2025 TUR unit awards as of the grant date for Mr. Brown, Ms. Shults, Mr. Holderman, Mr. Dial, Ms. Green, and Mr. Bourne, were approximately $3.8 million, $1.6 million, $1.6 million, $1.6 million, $1.3 million, and $2.8 million, respectively. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. For information regarding the awards granted in 2025, see the Grants of Plan-Based Awards in 2025 table.
(3)    This column reflects the portion of the annual cash bonus awards calculated based on our unadjusted performance results pursuant to the WCB Program.

(4)    The 2025 amounts are detailed in the table below:

Name	Payments by the Partnership to Employee 401(k) Plan and Savings Restoration Plan ($)	Other ($) (i)	Total ($)
Oscar K. Brown (5)	157,300	—	157,300
Kristen S. Shults	206,609	—	206,609
Daniel P. Holderman (6)	162,053	—	162,053
Christopher B. Dial	201,128	—	201,128
Catherine A. Green (7)	232,139	—	232,139
Robert W. Bourne (8)	19,194	620,144	639,338
_________________________________________________________________________________________
(i)    Mr. Bourne’s amount reflects $463,500 in consulting fees, $69,984 pro-rata target bonus for 2025, and $86,660 for the payout of his accrued but unused paid time off balance paid to him pursuant to the terms of his Retirement Agreement.
(5)    Mr. Brown was appointed President and CEO effective October 28, 2024. He was not an NEO for the year ended December 31, 2023.
(6)    Mr. Holderman was not an NEO for the year ended December 31, 2023.
(7)    Ms. Green was not an NEO for the years ending December 31, 2024 and December 31, 2023.
(8)    Mr. Bourne departed from the general partner effective March 3, 2025.

Grants of Plan-Based Awards in 2025

The following table sets forth information concerning annual cash incentive awards, equity incentive plan awards, and unit awards. The equity incentive plan and unit awards were granted pursuant to the Western Midstream Partners, LP 2021 Long-Term Incentive Plan during 2025 to each of the NEOs as described below.

Non-Equity Incentive Plan Awards (WCB Program). Values disclosed reflect the estimated cash payouts under the WES WCB Program, as discussed in the Compensation Discussion and Analysis. If threshold levels of performance are not met, the payout can be zero. If maximum levels of performance are achieved, the plan funding is capped at 200% of the aggregate target payout for all participants. These values exclude any allocation of the Discretionary Bonus Pool to the applicable NEO.

Equity Incentive Plan Awards (ROA Units and TUR Units). Values disclosed reflect grant date fair values for ROA Units and relative TUR Units, as discussed in the Compensation Discussion and Analysis. Officers may earn between 0% and 200% of the target awards based on WES’s performance and continued service over a three-year performance period ending December 31, 2027. Performance units earned are settled in the form of common units. The awards include tandem distribution-equivalent rights accrued and paid in cash at the end of the performance period based on actual performance.

Time-Based Unit Awards. Values disclosed reflect grant date fair values for time-based unit awards that, unless otherwise noted, vest ratably over three years beginning on February 12, 2026. The awards include tandem distribution equivalent rights paid in cash on a current basis.

Grants of Plan-Based Awards

								All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#) (2)	Target (#)	Maximum (#)
Oscar K. Brown	—	—	1,187,500	—	—	—	—	—	—
Time-Based Units	02/20/2025	—	—	—	—	—	—	72,063	2,999,983
ROA Units	02/20/2025	—	—	—	9,008	36,032	72,064	—	1,500,012
TUR Units	02/20/2025	—	—	—	22,340	36,032	72,064	—	1,915,101
Kristen S. Shults	—	—	436,000	—	—	—	—	—	—
Time-Based Units	02/20/2025	—	—	—	—	—	—	30,026	1,249,982
ROA Units	02/20/2025	—	—	—	3,753	15,013	30,026	—	624,991
TUR Units	02/20/2025	—	—	—	9,308	15,013	30,026	—	797,941
Daniel P. Holderman	—	—	460,000	—	—	—	—	—	—
Time-Based Units	02/20/2025	—	—	—	—	—	—	30,026	1,249,982
ROA Units	02/20/2025	—	—	—	3,753	15,013	30,026	—	624,991
TUR Units	02/20/2025	—	—	—	9,308	15,013	30,026	—	797,941
Christopher B. Dial	—	—	416,000	—	—	—	—	—	—
Time-Based Units	02/20/2025	—	—	—	—	—	—	30,026	1,249,982
ROA Units	02/20/2025	—	—	—	3,753	15,013	30,026	—	624,991
TUR Units	02/20/2025	—	—	—	9,308	15,013	30,026	—	797,941
Catherine A. Green	—	—	372,000	—	—	—	—	—	—
Time-Based Units	02/20/2025	—	—	—	—	—	—	24,021	999,994
ROA Units	02/20/2025	—	—	—	3,003	12,011	24,022	—	500,018
TUR Units	02/20/2025	—	—	—	7,447	12,011	24,022	—	638,385
Robert W. Bourne		—	412,000	—	—	—	—	—	—
Time-Based Units (4)	02/20/2025	—	—	—	—	—	—	12,011	500,018
ROA Units	02/20/2025	—	—	—	1,501	6,005	12,010	—	249,988
TUR Units	02/20/2025	—	—	—	3,723	6,005	12,010	—	319,166
Time-Based Units (5)	02/20/2025	—	—	—	—	—	—	39,357	1,638,432
ROA Units (6)	02/20/2025	—	—	—	4,924	19,694	39,388	—	819,861
TUR Units (6)	02/20/2025	—	—	—	10,695	19,694	39,388	—	1,089,271
_________________________________________________________________________________________
(1)The non-equity incentive plan has a maximum overall funding of 200% of the aggregate target payout for all participants, but there are no individual maximums established. These values exclude any allocation of the Discretionary Bonus Pool to the applicable NEO.
(2)The threshold payout disclosed is 25% of target for the ROA awards and 62% of target for the TUR awards. For the TUR awards, if during the performance period a company is removed from the peer group, then the percentile ranking and threshold payout would be recalculated using the remaining companies, with the threshold payout beginning at 50% of target at the 25th percentile ranking.
(3)The amounts reflect the fair value on the grant date of the awards made to the NEOs in 2025 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(4)This time-based unit award vests ratably over two years, beginning February 12, 2026.
(5)Pursuant to Mr. Bourne’s Retirement Agreement, this award reflects a new grant of time-based units that was granted to replace the units he would have forfeited under his 2023 and 2024 award agreements upon his retirement. The units vest ratably over two years, beginning February 12, 2026. The fair value shown reflects the incremental fair value computed as of the modification date in accordance with FASB ASC Topic 718.
(6)Pursuant to Mr. Bourne’s Retirement Agreement, these awards represent Mr. Bourne’s 2023 and 2024 performance unit awards that were modified to fully vest without proration, rather than vest on a pro rata basis, and become payable at the end of the applicable performance period based on actual performance. The fair value shown reflects the incremental fair value computed as of the modification date in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Year-End 2025

The following table reflects outstanding equity awards for each NEO as of December 31, 2025. The market values shown are based on WES’s closing unit price of $39.50 on December 31, 2025.

	Unit Awards
			Equity Incentive Plan Awards
	Restricted Units (1)		Performance Units (2) (3)
	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Number of Unearned Units That Have Not Vested (#)	Market or Payout Value of Unearned Units That Have Not Vested ($)
Name
Oscar K. Brown
Time-Based Units	177,381	7,006,550	—	—
ROA Units	—	—	64,858	2,561,891
TUR Units	—	—	52,607	2,077,977
Kristen S. Shults
Time-Based Units	70,724	2,793,598	—	—
ROA Units	—	—	99,566	3,932,857
TUR Units	—	—	84,659	3,344,031
Daniel P. Holderman
Time-Based Units	70,724	2,793,598	—	—
ROA Units	—	—	99,566	3,932,857
TUR Units	—	—	84,659	3,344,031
Christopher B. Dial
Time-Based Units	70,724	2,793,598	—	—
ROA Units	—	—	99,566	3,932,857
TUR Units	—	—	84,659	3,344,031
Catherine A. Green
Time-Based Units	54,942	2,170,209	—	—
ROA Units	—	—	75,008	2,962,816
TUR Units	—	—	63,898	2,523,971
Robert W. Bourne
Time-Based Units	51,368	2,029,036	—	—
ROA Units	—	—	83,351	3,292,365
TUR Units	—	—	71,508	2,824,566
_________________________________________________________________________________________
(1)The table below shows the vesting dates for the respective time-based units listed in the above Outstanding Equity Awards at Year-End 2025 Table:

Vesting Date	Mr. Brown	Ms. Shults	Mr. Holderman	Mr. Dial	Ms. Green	Mr. Bourne
02/12/2026	24,022	35,768	35,768	35,768	26,978	25,684
10/28/2026	52,659	—	—	—	—
02/12/2027	24,021	24,948	24,948	24,948	19,958	25,684
10/28/2027	52,659	—	—	—	—	—
02/12/2028	24,020	10,008	10,008	10,008	8,006	—

(2)The table below shows the performance periods for the respective ROA Units listed in the above Outstanding Equity Awards at Year-End 2025 Table. The number of outstanding ROA Units for each award is calculated based on WES’s return-on-assets performance as of December 31, 2025, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2025, WES’s performance under the ROA awards was 189.2%, 186.7%, and 180.0% for the performance periods ending December 31, 2025, 2026, and 2027, respectively.

Performance Period	Mr. Brown	Ms. Shults	Mr. Holderman	Mr. Dial	Ms. Green	Mr. Bourne
1/1/2023 to 12/31/2025 (i)	—	30,704	30,704	30,704	19,916	30,704
1/1/2024 to 12/31/2026	—	41,838	41,838	41,838	33,472	41,838
1/1/2025 to 12/31/2027	64,858	27,024	27,024	27,024	21,620	10,809
_______________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2025, were made in February 2026 after the Board’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.
(3)The table below shows the performance periods for the respective TUR Units listed in the above Outstanding Equity Awards at Year-End 2025 Table. The number of outstanding TUR Units for each award is calculated based on WES’s relative total unit return performance ranking as of December 31, 2025, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2025, WES’s performance under the TUR awards was 156%, 167%, and 146% for the performance periods ending December 31, 2025, 2026, and 2027, respectively.

Performance Period	Mr. Brown	Ms. Shults	Mr. Holderman	Mr. Dial	Ms. Green	Mr. Bourne
1/1/2023 to 12/31/2025 (i)	—	25,316	25,316	25,316	16,421	25,316
1/1/2024 to 12/31/2026 (ii)	—	37,424	37,424	37,424	29,940	37,424
1/1/2025 to 12/31/2027 (ii)	52,607	21,919	21,919	21,919	17,537	8,768
________________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2025, were made in February 2026 after the Board’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.
(ii)    The TUR Units outstanding for these awards assume that any Impacted Peer(s) have been dropped to the bottom of the relative peer group ranking for purposes of determining WES’s relative total unitholder performance ranking. The treatment of Impacted Peers is discussed further in the Compensation Discussion and Analysis.

Option Exercises and Units Vested in 2025

The following table reflects information about the aggregate dollar value realized during 2025 by our NEOs for WES awards that vested in 2025.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Oscar K. Brown (3)	52,660	2,042,155
Kristen S. Shults	77,762	3,164,597
Daniel P. Holderman	32,814	1,308,294
Christopher B. Dial	60,736	2,472,929
Catherine A. Green	44,230	1,800,560
Robert W. Bourne	62,077	2,525,859
_________________________________________________________________________________________
(1)The number of units acquired on vesting includes the time-based units that vested in 2025 and the units that vested under the 2022 ROA Unit and TUR Unit awards with performance periods ending December 31, 2024, which were settled in 2025.
(2)The value realized on vesting represents the aggregate number of units that vested multiplied by the common unit price on the vesting date. The actual value ultimately realized by the officer, may be more or less than the value disclosed in the above table, depending upon the timing in which he held or sold the units associated with the vesting occurrence.
(3)Values for Mr. Brown exclude the vesting of units he received in his prior role as a non-employee director.

Pension Benefits for 2025

WES does not have a defined benefit pension plan that provides NEOs a fixed monthly retirement payment. Instead, all salaried employees on the U.S. dollar payroll, including the NEOs, are eligible to participate in the Partnership’s 401(k) plan, a tax-qualified defined contribution plan.

Nonqualified Deferred Compensation for 2025

The Partnership maintains the Western Midstream Savings Restoration Plan to provide a supplemental benefit to eligible employees, including the NEOs, equal to the excess, if any, of the Partnership contributions that would have been allocated to a participant’s 401(k) plan account each year without regard to IRC limitations. Eligible compensation includes base salary earnings and annual WCB Program payments. Participants may direct contributions into investment options that mirror those provided under the Partnership’s 401(k) Plan. In general, deferred amounts are distributed to the participant in lump sum upon separation from service.

Name	Executive Contributions in 2025	Partnership Contributions in 2025 (1)	Aggregate Earnings / Losses in 2025	Aggregate Withdrawal / Distributions in 2025	Aggregate Balance at End of 2025 (2)
Oscar K. Brown	$—	$118,800	$—	$—	$118,800
Kristen S. Shults	—	160,109	55,616	—	484,317
Daniel P. Holderman	—	123,553	26,533	—	289,861
Christopher B. Dial	—	154,628	77,673	—	657,000
Catherine A. Green	—	185,639	88,867	—	760,597
Robert W. Bourne (3)	—	—	60,003	654,093	—
_________________________________________________________________________________________
(1)Reflects contributions earned for fiscal year 2025, although not credited to participant accounts until 2026. These contributions are reported in the Summary Compensation Table for each of the NEOs under the “All Other Compensation” column for the year 2025.
(2)The balance for each NEO includes Partnership contributions previously reported in the Summary Compensation Table for fiscal years prior to 2025 in the following aggregate amounts: Mr. Brown - $0; Ms. Shults - $251,626; Mr. Holderman - $98,322; Mr. Dial - $383,738; Ms. Green - $104,397; and Mr. Bourne - $554,174.
(3)Mr. Bourne departed from the general partner effective March 3, 2025.

Potential Payments Upon Termination or Change of Control

The following discussion provides information regarding the compensation payable to our NEOs under each termination scenario described below, assuming that the applicable termination event occurred on December 31, 2025, and based on the plans and agreements in place on that date. For Mr. Bourne, the values reported reflect the actual payments he was entitled to upon his departure from the general partner in 2025.
On February 18, 2025, Mr. Bourne entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with the Partnership. Pursuant to the terms of the Retirement Agreement, Mr. Bourne continued his employment with the Partnership in the role of advisor through March 3, 2025 (the “Retirement Date”). Through the Retirement Date, Mr. Bourne (a) continued to receive his then current base salary and (b) was eligible to receive a full annual cash bonus for 2024, subject to achievement of the applicable performance conditions. Mr. Bourne continued to participate in the employee benefit plans and programs of the Partnership through the Retirement Date pursuant to their terms. Following the Retirement Date, Mr. Bourne was engaged by the Partnership as a consultant for a six-month period beginning March 4, 2025, and received consulting fees totaling $463,500.
As of the Retirement Date, Mr. Bourne became entitled to receive certain payments and benefits (collectively “Retirement Benefits”), subject to continued compliance with the terms of the Retirement Agreement. The Retirement Benefits included the following: (a) a pro rata cash bonus for 2025 in the amount of $69,984; (b) pro rata vesting on the Retirement Date of Mr. Bourne’s then-outstanding time-vested equity awards, valued at $52,929; (c) eligibility for full vesting, without proration, of Mr. Bourne’s then-outstanding TUR and ROA performance awards, subject to, and adjusted by, the achievement of any performance conditions determined as set forth in the applicable award agreements, (d) a new time-vested award with an estimated value of $2.1 million that vests over two years, (e) a TUR award with a target value of $250,000 and an ROA award with a target value of $250,000, each subject to performance conditions over a three-year period that are consistent with such conditions in prior awards. The estimated value of these outstanding awards as of December 31, 2025, is $8,145,967, which includes his unvested time-based units and unvested performance units, based on performance to date. (f) upon his retirement he also was paid his earned and vested balance of $654,093 in the Western

Midstream Savings Restoration Plan, and (g) continued participation in the Partnership’s basic life, medical and dental plans at the same rates and levels in accordance with the terms of such plans for a two-year period beginning on the Retirement Date, valued at $47,824. The Retirement Agreement also included a release of claims, as well as confidentiality, cooperation, non-competition, and non-solicitation covenants, and other provisions customary for an agreement of this type, with varying restricted periods ranging from 12 to 24 months.
The following tables reflect potential payments to our NEOs under the ESP, CIC Plan, and award agreements for various scenarios involving a change of control or termination of employment of each NEO, assuming a termination date of December 31, 2025, and, where applicable, using the closing price of our common unit of $39.50 (as reported on the NYSE as of December 31, 2025). In addition to the reported amounts, following a separation from service, NEOs would also receive any previously earned but not paid benefits under our Savings Restoration Plan, as disclosed in the Nonqualified Deferred Compensation for 2025 Table.

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

	Mr. Brown	Ms. Shults	Mr. Holderman	Mr. Dial	Ms. Green
Cash Severance	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Involuntary Not For Cause Termination or Good Reason Termination under the ESP. As of December 31, 2025, the NEOs below were eligible for severance benefits under the ESP. “Good Reason” for purposes of the ESP is generally defined as the occurrence of any of the following conditions: materially and adversely diminished duties and responsibilities; a material reduction in base salary or base salary plus annual target bonus, unless such reduction is applied generally and consistently to the Partnership’s executives; or a material change in work location. Certain notice and cure conditions, as defined in the ESP, apply in order for a termination for Good Reason to be effective.

	Mr. Brown	Ms. Shults	Mr. Holderman	Mr. Dial	Ms. Green
Cash Severance (1)	$4,275,000	$1,471,500	$1,552,500	$1,404,000	$1,255,500
Pro-Rata Annual Cash Bonus (2)	1,187,500	436,000	460,000	416,000	372,000
Pro-Rata Vesting of WES Equity Awards (3)	2,593,531	6,081,657	6,081,657	6,081,657	4,473,573
Continuation of Welfare Benefits (4)	46,404	44,654	44,784	44,546	44,309
Total	$8,102,435	$8,033,811	$8,138,941	$7,946,203	$6,145,382
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum pursuant to the terms of the ESP. Mr. Brown’s value reflects 2.0 times the sum of his current base salary plus target bonus. The values for Mses. Green and Shults; Messrs. Dial and Holderman reflect 1.5 times the sum of their current base salary plus target bonus.
(2)The amounts reflect a prorated annual target bonus, assuming each NEO’s employment terminated on December 31, 2025.
(3)The amounts reflect the estimated current value of a prorated portion of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2025. In the event of an involuntary termination not for cause or a “Good Reason” termination, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of the 2023 annual performance unit awards with performance periods that ended December 31, 2025, but that were not settled until February 2026.

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

	Mr. Brown	Ms. Shults	Mr. Holderman	Mr. Dial	Ms. Green
Cash Severance (1)	$6,391,125	$1,962,000	$2,070,000	$1,872,000	$1,674,000
Pro-Rata Annual Cash Bonus (2)	1,828,750	671,440	708,400	640,640	572,880
Accelerated Vesting of WES Equity Awards (3)	11,646,418	10,070,486	10,070,486	10,070,486	7,656,996
Continuation of Welfare Benefits (4)	46,404	44,654	44,784	44,546	44,309
Total	$19,912,697	$12,748,580	$12,893,670	$12,627,672	$9,948,185
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum under the CIC Plan. Mr. Brown’s value is calculated as 2.99 times his base salary plus target bonus. The values for Mses. Green and Shults, and Messrs. Dial and Holderman are calculated as 2.0 times their base salary plus target bonus.
(2)Per the terms of the CIC Plan, the NEOs are eligible for a prorated bonus for the year of termination, based on the greater of target performance and actual performance. The amounts reflect their actual bonuses awarded for 2025 under the WCB Program, as discussed in the Compensation Discussion and Analysis and exclude any amounts awarded under the Discretionary Bonus Pool.
(3)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, unless performance to date was below target, in which case we have assumed target performance, all as of December 31, 2025. In the event of a change of control, the performance would be calculated based on the change of control date. Amounts include the value of the 2023 annual performance unit awards with performance periods that ended December 31, 2025, but were not settled until February 2026.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Death or Termination due to Disability

	Mr. Brown	Ms. Shults	Mr. Holderman	Mr. Dial	Ms. Green
Accelerated Vesting of WES Equity Awards (1)	$11,646,418	$10,070,486	$10,070,486	$10,070,486	$7,656,996
Total	$11,646,418	$10,070,486	$10,070,486	$10,070,486	$7,656,996
______________________________________________________________________________________
(1)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2025. In the event of death or termination due to disability, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of the 2023 annual performance unit awards with performance periods that ended December 31, 2025, but were not settled until February 2026.

CEO Pay Ratio

In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of our employees and the annual total compensation of Oscar K. Brown, our President and CEO.
For the 2025 calendar year, the annual total compensation of Mr. Brown, as reported in the Summary Compensation Table for this Item 11, was $9,351,146. The annual total compensation for our median employee, calculated using the same methodology used for our NEOs in the Summary Compensation Table was $173,572. Based on this information, for 2025, Mr. Brown’s total annual compensation was 54 times the annual total compensation of the median employee. In preparing this pay ratio disclosure, we took the following steps:

•We determined that, as of December 31, 2025, our employee population consisted of 1,704 individuals, with all of these individuals located in the United States (as reported in the Human Capital Resources section in Business and Properties under Part I, Items 1 and 2 of this Form 10-K). This population consisted of all employees, whether employed on a full-time or part-time basis.

•In compliance with the regulations, for the year ended December 31, 2025, we are utilizing the same employee previously identified for our 2023 and 2024 pay ratio disclosure. This median employee, was determined using base salary earnings for all employees, excluding our CEO, who were employed by us on December 31, 2023. We included all employees on this effective date, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions, or adjustments to the data in identifying the median employee. The methodology used in identifying the median employee is consistent with the methodology we used in prior years. On October 15, 2025, we completed our acquisition of Aris Water Solutions, Inc. (“Aris”), and as allowed under the regulations, we did not include the approximately 233 former Aris employees in our ratio calculation, as these employees did not participate in our compensation programs or move onto our human resources information systems until January 2026. There were no changes during the year ended December 31, 2025, with respect to our employee compensation arrangements or to the previously identified median employee’s circumstances that we reasonably believe would result in a significant change to our pay ratio disclosure.

•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2025.

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

Accounting Restatements and Recovery Actions Under Clawback Policy

Item 402(w) of Regulation S-K (“Item 402(w)”) requires the Partnership to make certain disclosures in the event the Partnership is required to prepare an accounting restatement. As of December 31, 2025, the Partnership has not been required to prepare an accounting restatement. Therefore, no disclosures under Item 402(w) are required.

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

Director Compensation

Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified candidates to serve on our Board. Officers or employees of Occidental who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. During 2025, the non-employee directors of our general partner received compensation for their Board service pursuant to a director compensation plan approved by the Board. To assist in the 2025 annual review of director compensation, the Board directly retained Zayla Partners to provide benchmark compensation data and recommendations for the design of our non-employee director compensation program for the 2025 calendar year. Following such review, the Board approved an increase in the value of the annual phantom unit grant to $160,000. No other changes to director compensation were recommended for 2025.
Accordingly, compensation for non-employee directors during 2025 consisted of the following:

•an annual retainer of $110,000 for each non-employee Board member;
•an annual retainer of $2,000 for each member of a committee of the Board, or $22,000 for the chair of such committee; and
•an annual grant of phantom units with a grant date fair value of approximately $160,000.

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
The following table sets forth information concerning total director compensation earned during 2025 by each non-employee director:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Kenneth F. Owen	135,313	159,984	295,297
Robert G. Phillips (2)	74,852	160,019	234,871
David J. Schulte	134,000	159,984	293,984
Lisa A. Stewart	136,000	159,984	295,984
________________________________________________________________________________________
(1)The amounts included in the Stock Awards column represent the grant date fair value of phantom units made to directors in 2025, computed in accordance with FASB ASC Topic 718, based on the value of our common units on grant date. See the table below for phantom units awarded to each non-employee director during 2025. As of December 31, 2025, Messrs. Owen, and Schulte and Ms. Stewart each had 3,843 outstanding phantom units and Mr. Phillips had 4,046 outstanding phantom units.
(2)Mr. Phillips was appointed to the Board on May 5, 2025.

The table below contains the grant date fair value of phantom unit awards made to each non-employee director during 2025:

Name	Grant Date	Phantom Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Kenneth F. Owen	February 20	3,843	159,984
Robert G. Phillips (3)	May 15	4,046	160,019
David J. Schulte	February 20	3,843	159,984
Lisa A. Stewart	February 20	3,843	159,984
_________________________________________________________________________________________
(1)The phantom units granted in 2025, vested in full on February 12, 2026. Directors received distribution equivalent rights, paid in cash on a quarterly basis, during the vesting period.
(2)The amounts included in the Grant Date Fair Value of Stock Awards column represent the grant date fair value of the awards made to non-employee directors in 2025 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the value included above.
(3)Mr. Phillips was appointed to the Board on May 5, 2025 and received his annual grant following his appointment.

Compensation Committee Interlocks and Insider Participation

While WES does have a Compensation Committee, our Board continues to make substantive compensation decisions for our executive officers at the recommendation of the Compensation Committee. Mr. Bennett and Ms. Clark, who are directors of our general partner, are also executive or corporate officers of Occidental. However, all compensation decisions with respect to each of these persons are made by Occidental, and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner, and Occidental.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units held by the following as of February 13, 2026:

•each member of the Board;

•each named executive officer of our general partner;

•all directors and officers of our general partner as a group; and

•Occidental and its affiliates.

Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Occidental Petroleum Corporation (2)	150,374,176	38.2%
Peter J. Bennett	—	*
Oscar K. Brown	85,440	*
Christopher B. Dial (3)	225,015	*
Daniel P. Holderman	91,384	*
Nicole E. Clark	—	*
Frederick A. Forthuber	—	*
Catherine A. Green	115,036	*
Kenneth F. Owen	41,772	*
Robert G. Phillips	4,046	*
David J. Schulte	40,072	*
Kristen S. Shults	143,752	*
Lisa A. Stewart	39,772	*
All directors and executive officers as a group (12 persons)	786,289	*
_________________________________________________________________________________________
*Less than 1%.
(1)The address for Occidental and its representatives on the Board of our general partner is 5 Greenway Plaza, Suite 110, Houston, Texas 77046. The address for all other beneficial owners in this table is 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.
(2)Occidental is the ultimate parent company of each of the following entities and may, therefore, be deemed to beneficially own the units held by such entities. Western Gas Resources, Inc. owns 140,912,118 common units, APC Midstream Holdings, LLC owns 457,849 common units, and Anadarko USH1 Corporation owns 9,004,209 common units of WES.
(3)Common units are held in a margin account.

The following table sets forth owners of 5% or greater of our common units, other than Occidental and its affiliates, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	35,074,357 (1)	8.60%
_________________________________________________________________________________________
(1)Based upon its Schedule 13G/A filed January 6, 2026, with the SEC with respect to Partnership securities held as of December 31, 2025, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 35,074,357 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 34,658,430 of the common units held by ALPS.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WES LTIPs as of December 31, 2025. For more information regarding the plans, read Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (2)
Equity compensation plans approved by security holders	3,723,054	— (3)	12,392,987
Total	3,723,054	—	12,392,987
_________________________________________________________________________________________
(1)Includes performance units at their maximum payout of 200%.
(2)Includes the available units for issuance we assumed under the Aris Water Solutions Inc. 2021 Equity Incentive Plan upon our acquisition of Aris Water Solutions on October 15, 2025.
(3)Phantom and performance units constitute the only rights outstanding under the WES LTIPs. Each phantom or performance unit that may be settled in common units entitles the holder to receive, upon vesting and determination of any performance criteria, if applicable, one common unit with respect to each phantom or performance unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of February 13, 2026, Occidental held (i) 150,374,176 of our common units, representing a 37.3% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.2% general partner interest in us, and (iii) a 1.9% limited partner interest in WES Operating through its ownership of WGRAH.
We control, manage, and operate WES Operating through our ownership of WES Operating GP. We, directly and indirectly through our ownership of WES Operating GP, owned a 98.1% limited partner interest and the entire non-economic general partner interest in WES Operating.
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

Summary of Material Related-Party Transactions

The following tables summarize material related-party transactions included in our consolidated financial statements (see Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

Statements of operations
	Year Ended December 31,
thousands	2025	2024	2023
Revenues and other
Service revenues – fee based	$2,230,328	$2,099,116	$1,773,914
Service revenues – product based	39,685	56,688	16,497
Product sales	26,525	5,704	43,683
Total revenues and other	2,296,538	2,161,508	1,834,094
Equity income, net – related parties (1)	85,788	112,385	152,959
Operating expenses
Cost of product (2)	4,885	(67,414)	(72,903)
Operation and maintenance	6,999	10,580	4,618
General and administrative	217	350	284
Total operating expenses	12,101	(56,484)	(68,001)
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
	December 31,
thousands	2025	2024
Assets
Accounts receivable, net	$407,941	$401,315
Other current assets	524	6,671
Equity investments (1)	504,859	541,435
Other assets	33,124	41,641
Total assets	946,448	991,062
Liabilities
Accounts and imbalance payables	20,639	20,609
Accrued liabilities	14,991	4,717
Other liabilities (2)	631,292	504,415
Total liabilities	666,922	529,741
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

Statements of cash flows
	Year Ended December 31,
thousands	2025	2024	2023
Distributions from equity-investment earnings – related parties	$90,973	$111,386	$155,169
Contributions to equity investments – related parties	—	(9,690)	(1,153)
Distributions from equity investments in excess of cumulative earnings – related parties	31,391	30,850	39,104
Distributions to Partnership unitholders (1)	(629,946)	(604,512)	(494,127)
Distributions to WES Operating unitholders (2)	(29,534)	(25,450)	(22,850)
Unit repurchases from Occidental (3)	—	—	(127,500)
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

The following tables summarize material related-party transactions for WES Operating (which are included in our consolidated financial statements) to the extent the amounts differ materially from our consolidated financial statements:

Statements of operations
	Year Ended December 31,
thousands	2025	2024	2023
General and administrative (1)	$4,440	$4,130	$3,554
_________________________________________________________________________________________
(1)Includes an intercompany service fee between us and WES Operating.

Balance sheets
	December 31,
thousands	2025	2024
Other current assets	$447	$6,263
Other assets	29,957	38,421
Accounts and imbalance payables (1)	76,040	46,773
_________________________________________________________________________________________
(1)Includes balances related to transactions between us and WES Operating.

Statements of cash flows
	Year Ended December 31,
thousands	2025	2024	2023
Distributions to WES Operating unitholders (1)	$(1,465,504)	$(1,272,152)	$(1,142,217)
_________________________________________________________________________________________
(1)Represents distributions paid to us and Occidental, through its ownership of WGRAH, according to the terms of WES Operating’s partnership agreement. The year ended December 31, 2023, included distributions made from WES Operating to us that were used to repurchase common units. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Related-party revenues. Related-party revenues include amounts earned by us from services provided to Occidental and from the sale of natural gas, condensate, NGLs, and water solutions volumes to Occidental.

Gathering and processing agreements. We have significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of our systems. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. For the year ended December 31, 2025, excluding the impact of equity-investments, production owned or controlled by Occidental represented 36% of our throughput for natural-gas assets, 91% of our throughput for crude-oil and NGLs assets, and 61% of our throughput for produced-water assets.
We have discussed varying interpretations of certain contractual provisions with Occidental regarding the calculation of the cost-of-service rates under an oil-gathering contract related to our DJ Basin oil-gathering system. If such discussions are resolved in a manner adverse to us, such resolution could have a negative impact on our financial condition and results of operations, including a reduction in rates and a non-cash charge to earnings.

Marketing services. While we market and sell substantially all of our crude oil, residue gas, and NGLs directly to third parties, we still have some marketing agreements with affiliates of Occidental, the activity for which is reflected in the related-party statements of operations above.

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
Through December 31, 2025, there have been no payments or claims to Occidental related to these indemnification agreements and no payments or claims have been received from Occidental related to these indemnification agreements.

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

Item 14. Principal Accounting Fees and Services

We have engaged KPMG LLP as our and WES Operating’s independent registered public accounting firm. The following table presents fees for the audit of the annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

	WES		WES Operating
thousands	2025	2024	2025	2024
Audit fees	$520	$625	$3,115	$2,831
Audit-related fees	—	—	—	175
Total	$520	$625	$3,115	$3,006

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

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services and any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2025, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee. During 2025, the Audit Committee reviewed and approved the use of KPMG LLP’s Accounting research and disclosure checklist applications for no additional fee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of our and WES Operating’s consolidated financial statements for the year ended December 31, 2026.

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
Fourth Amended and Restated Agreement of Limited Partnership of Western Midstream Operating, LP, dated as of October 15, 2025. (incorporated by reference to Exhibit 99.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on November 28, 2025, File No. 001-34046).

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

4.	26
Fifteenth Supplemental Indenture, dated as of December 4, 2025, by and between Western Midstream Operating, LP, as Issuer, and Computershare Trust Company, National Association, as Trustee.(incorporated by reference to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on December 4, 2025, File No. 001-34046).

4.	27	Form of 4.800% Senior Notes due 2031 (included as Exhibit A-1 to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on December 4, 2025, File No. 001-34046).
4.	28	Form of 5.500% Senior Notes due 2035 (included as Exhibit A-2 to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on December 4, 2025, File No. 001-34046).
4.	29
Indenture, dated as of March 25, 2025, by and among Aris Water Holdings, LLC, the guarantors named therein and Computershare Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Aris Water Solutions, Inc.’s Current Report on Form 8-K filed on March 25, 2025, File No. 001-40955).

4.	30	Form of 7.250% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to Aris Water Solutions, Inc.’s Current Report on Form 8-K filed on March 25, 2025, File No. 001-40955).
4.	31
Supplemental Indenture, dated as of October 15, 2025, by and among Western Midstream Operating, LP and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on October 15, 2025, File No. 001-34046).

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

10.	4
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
Western Midstream Partners, LP Executive Severance Plan (Amended and Restated as of February 20, 2025) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 7, 2025, File No. 001-35753).

*‡	10.	7	Western Midstream Partners, LP Executive Change in Control Severance Plan (Amended and Restated as of February 12, 2026).
‡	10.	8
Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 17, 2017, File No. 001-34046).

‡	10.	9
Western Midstream Partners, LP 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 001-35753).

‡	10.	10
Form of Director Award Agreement (incorporated by reference to Exhibit 4.8 to Western Gas Partners, LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on December 13, 2017, File No. 333-151317).

‡	10.	11
Form of 2023 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 3, 2023, File No. 001-35753).

‡	10.	12
Form of 2024 Phantom Unit Award Agreement (Time-Based Awards) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 8, 2024, File No. 001-35753).

‡	10.	13
Form of 2024 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 8, 2024, File No. 001-35753).

‡	10.	14
Form of 2024 Phantom Unit Award Agreement (ROA Awards) (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 8, 2024, File No. 001-35753).

‡	10.	15
Transition and Separation Agreement and General Release entered into by and between Western Midstream Partners, LP and Michael P. Ure (incorporated by reference to Exhibit 10.16 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 26, 2025, File No. 001-35753).

‡	10.	16
Retirement Agreement, dated February 18, 2025, between Robert W. Bourne and Western Midstream Partners, LP (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 7, 2025, File No. 001-35753).

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

†	10.	20
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

†	10.	21
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

Exhibit Number			Description
†	10.	22
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

†	10.	23
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

†	10.	25
Amendment to Gas Gathering Agreement, dated effective September 30, 2024, between WES DJ Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.28 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 26, 2025, File No. 001-35753).

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

†	10.	28
Third Amendment to Gas Gathering Agreement by and between Delaware Basin Midstream LLC and Anadarko E&P Onshore LLC, dated January 16, 2026 (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-Q filed on January 22, 2026, File No. 001-35753).

	19.	1	WES Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 26, 2025, File No. 001-35753).
*	21.	1	List of Subsidiaries of Western Midstream Partners, LP.
*	23.	1	Consent of KPMG LLP - Western Midstream Partners, LP.
*	23.	2	Consent of KPMG LLP - Western Midstream Operating, LP.
	24.	1	Power of Attorney (included on the signatures page of this annual report on Form 10-K).

Exhibit Number			Description
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

February 18, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

February 18, 2026
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP
February 18, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

February 18, 2026
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following officers in their capacities at Western Midstream Holdings, LLC, the general partner of Western Midstream Partners, LP, and Western Midstream Operating GP, LLC, the general partner of Western Midstream Operating, LP, and the following directors in their capacities at Western Midstream Holdings, LLC, the general partner of Western Midstream Partners, LP which is the sole member of Western Midstream Operating GP, LLC, the general partner of Western Midstream Operating, LP, on February 18, 2026.

Signature	Title (Position with Western Midstream Holdings, LLC and Western Midstream Operating GP, LLC, as applicable)

/s/ Peter J. Bennett	Chair
Peter J. Bennett

/s/ Oscar K. Brown	President, Chief Executive Officer and Director
Oscar K. Brown	(Principal Executive Officer)

/s/ Kristen S. Shults	Senior Vice President and Chief Financial Officer
Kristen S. Shults	(Principal Financial Officer)

/s/ Catherine A. Green	Senior Vice President and Chief Accounting Officer
Catherine A. Green	(Principal Accounting Officer)

/s/ Nicole E. Clark	Director
Nicole E. Clark

/s/ Frederick A. Forthuber	Director
Frederick A. Forthuber

/s/ Kenneth F. Owen	Director
Kenneth F. Owen

/s/ Robert G. Phillips	Director
Robert G. Phillips

/s/ David J. Schulte	Director
David J. Schulte

/s/ Lisa A. Stewart	Director
Lisa A. Stewart