Form 10-Q
period 2026-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2026-05-06
CIK 1423902, 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of May 1, 2026:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	393,781,339
Western Midstream Operating, LP	None	None	None	None
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

COMMONLY USED ABBREVIATIONS AND TERMS

References to “we,” “us,” “our,” “WES,” “the Partnership,” or “Western Midstream Partners, LP” refer to Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) and its subsidiaries. The following abbreviations and terms are used in this document:

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

DJ Basin complex	Complex of gathering systems and processing plants in the DJ Basin.
EBITDA	Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Reconciliation of Non-GAAP Financial Measures under Part I, Item 2 of this Form 10-Q.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FRP	Front Range Pipeline LLC, in which we own a 33.33% interest.
GAAP	Generally accepted accounting principles in the United States.
General partner	Western Midstream Holdings, LLC, the general partner of the Partnership.
Imbalance
Imbalances result from (i) differences between gas and NGLs volumes nominated by customers and gas and NGLs volumes received from those customers and (ii) differences between gas and NGLs volumes received from customers and gas and NGLs volumes delivered to those customers.

Mcf, MMcf, MMcf/d	Thousand cubic feet, million cubic feet, million cubic feet per day.
Mi Vida	Mi Vida JV LLC, in which we own a 50% interest.
MLP	Master limited partnership.
MMBtu	Million British thermal units.
Natural-gas liquid(s) or NGL(s)	The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of pressure and temperature.
Occidental	Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding our general partner.
Powder River Basin complex	Complex of gathering systems and processing plants in the Powder River Basin, including the Thunder Creek NGL pipeline.
Produced water	Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
RCF	WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Recycled water	Water from industrial processes, such as produced water from wells or flowback from hydraulic fracturing, which has been treated to a standard suitable for reuse in other operations.
Red Bluff Express	Red Bluff Express Pipeline, LLC, in which we own a 30% interest.
Related parties
Occidental, the Partnership’s equity interests (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), and the Partnership and WES Operating for transactions that eliminate upon consolidation.

Rendezvous	Rendezvous Gas Services, LLC, in which we own a 22% interest.
Residue	The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.
SEC	U.S. Securities and Exchange Commission.
Services Agreement	That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, between WES Operating GP and Occidental.
Skim oil	A crude-oil byproduct that is recovered during the produced-water gathering and disposal process.
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.

Defined Term	Definition
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
Water solutions volumes	Groundwater and gathered produced water that is treated and recycled.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The Delaware Basin Midstream complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC, a subsidiary of Occidental.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
2025 Purchase Program	The $250.0 million buyback program ending December 31, 2026. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2026	2025
Revenues and other
Service revenues – fee based	$933,302	$823,197
Service revenues – product based	88,767	59,252
Product sales	99,616	34,469
Other	1,894	198
Total revenues and other (1)	1,123,579	917,116
Equity income, net – related parties	14,776	20,435
Operating expenses
Cost of product	102,884	41,492
Operation and maintenance	264,241	226,514
General and administrative	75,150	66,786
Property and other taxes	19,486	17,826
Depreciation and amortization	200,426	170,460
Long-lived asset and other impairments	608	3
Total operating expenses (2)	662,795	523,081
Gain (loss) on divestiture and other, net (3)	(6,367)	(4,667)
Operating income (loss)	469,193	409,803
Interest expense	(113,390)	(97,293)
Other income (expense), net	6,730	7,477
Income (loss) before income taxes	362,533	319,987
Income tax expense (benefit)	3,501	3,435
Net income (loss)	359,032	316,552
Net income (loss) attributable to noncontrolling interests	8,756	7,545
Net income (loss) attributable to Western Midstream Partners, LP	$350,276	$309,007
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$350,276	$309,007
General partner interest in net (income) loss	(7,886)	(7,170)
Limited partners’ interest in net income (loss) (4)	342,390	301,837
Net income (loss) per common unit – basic (4)	$0.86	$0.79
Net income (loss) per common unit – diluted (4)	$0.85	$0.79
Weighted-average common units outstanding – basic (4)	399,095	380,986
Weighted-average common units outstanding – diluted (4)	400,569	382,494
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $561.5 million and $558.4 million for the three months ended March 31, 2026 and 2025, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(4.6) million and $(12.1) million for the three months ended March 31, 2026 and 2025, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$647,495	$819,491
Accounts receivable, net	822,747	773,197
Other current assets	69,165	64,253
Total current assets	1,539,407	1,656,941
Property, plant, and equipment
Cost	17,865,350	17,648,375
Less accumulated depreciation	6,570,657	6,427,467
Net property, plant, and equipment	11,294,693	11,220,908
Goodwill	347,643	353,257
Other intangible assets	901,905	913,758
Equity investments	495,751	504,859
Other assets	345,103	348,697
Total assets (1)	$14,924,502	$14,998,420
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$413,812	$319,170
Short-term debt	445,603	448,825
Accrued ad valorem taxes	49,784	60,114
Accrued liabilities	497,958	408,375
Total current liabilities	1,407,157	1,236,484
Long-term liabilities
Long-term debt	8,194,171	8,195,170
Deferred income taxes	111,898	111,277
Asset retirement obligations	443,152	427,858
Other liabilities	1,261,134	864,509
Total long-term liabilities	10,010,355	9,598,814
Total liabilities (2)	11,417,512	10,835,298
Equity and partners’ capital
Common units (393,775,833 and 408,141,366 units issued and outstanding at March 31, 2026, and December 31, 2025, respectively)	3,361,526	4,016,606
General partner units (9,060,641 units issued and outstanding at March 31, 2026, and December 31, 2025)	4,265	4,624
Total partners’ capital	3,365,791	4,021,230
Noncontrolling interests	141,199	141,892
Total equity and partners’ capital	3,506,990	4,163,122
Total liabilities, equity, and partners’ capital	$14,924,502	$14,998,420
________________________________________________________________________________________
(1)Total assets includes related-party amounts of $926.5 million and $946.4 million as of March 31, 2026, and December 31, 2025, respectively, which includes related-party accounts receivable, net of $390.5 million and $407.9 million as of March 31, 2026, and December 31, 2025, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $1.2 billion and $666.9 million as of March 31, 2026, and December 31, 2025, respectively, which includes related-party accounts and imbalance payables of $25.0 million and $20.6 million as of March 31, 2026, and December 31, 2025, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2025	$4,016,606	$4,624	$141,892	$4,163,122
Net income (loss)	342,390	7,886	8,756	359,032
Distributions to Chipeta noncontrolling interest owner	—	—	(2,117)	(2,117)
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,332)	(7,332)
Distributions to Partnership unitholders	(371,430)	(8,245)	—	(379,675)
WES unit redemption with Occidental (1)	(610,000)	—	—	(610,000)
Equity-based compensation expense	10,854	—	—	10,854
Other	(26,894)	—	—	(26,894)
Balance at March 31, 2026	$3,361,526	$4,265	$141,199	$3,506,990
________________________________________________________________________________________
(1)See Note 5.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2024	$3,224,802	$10,803	$139,565	$3,375,170
Net income (loss)	301,837	7,170	7,545	316,552
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,949)	(6,949)
Distributions to Partnership unitholders	(333,068)	(7,928)	—	(340,996)
Equity-based compensation expense	8,248	—	—	8,248
Other	(18,454)	—	—	(18,454)
Balance at March 31, 2025	$3,183,365	$10,045	$140,161	$3,333,571
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2026	2025
Cash flows from operating activities
Net income (loss)	$359,032	$316,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	200,426	170,460
Long-lived asset and other impairments	608	3
Non-cash equity-based compensation expense	10,854	8,248
Deferred income taxes	621	1,713
Accretion and amortization of long-term obligations, net	882	2,202
Equity income, net – related parties	(14,776)	(20,435)
Distributions from equity-investment earnings – related parties	15,763	23,337
(Gain) loss on divestiture and other, net (1)	6,367	4,667
Other	(4)	190
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(50,226)	28,634
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(28,316)	(46,684)
Change in other items, net	(31,328)	41,906
Net cash provided by operating activities	469,903	530,793
Cash flows from investing activities
Capital expenditures	(235,726)	(142,402)
Contributions to equity investments – related parties	(1,768)	—
Distributions from equity investments in excess of cumulative earnings – related parties	9,889	11,007
Proceeds from the sale of assets to third parties	—	19
(Increase) decrease in materials and supplies inventory and other	(7,272)	(9,414)
Net cash used in investing activities	(234,877)	(140,790)
Cash flows from financing activities
Borrowings, net of debt issuance costs	(132)	—
Repayments of debt	—	(663,831)
Increase (decrease) in outstanding checks	13,461	(113)
Distributions to Partnership unitholders (1)	(379,675)	(340,996)
Distributions to Chipeta noncontrolling interest owner	(2,117)	—
Distributions to noncontrolling interest owner of WES Operating	(7,332)	(6,949)
Other	(31,227)	(20,131)
Net cash used in financing activities	(407,022)	(1,032,020)
Net increase (decrease) in cash and cash equivalents	(171,996)	(642,017)
Cash and cash equivalents at beginning of period	819,491	1,090,464
Cash and cash equivalents at end of period	$647,495	$448,447
Supplemental disclosures
Interest paid, net of capitalized interest	$124,776	$119,905
Accrued capital expenditures	97,352	88,894
Income taxes paid (reimbursements received)	3,449	—
WES unit redemption with Occidental (1)	610,000	—
_________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2026	2025
Revenues and other
Service revenues – fee based	$933,302	$823,197
Service revenues – product based	88,767	59,252
Product sales	99,616	34,469
Other	1,894	198
Total revenues and other (1)	1,123,579	917,116
Equity income, net – related parties	14,776	20,435
Operating expenses
Cost of product	102,884	41,492
Operation and maintenance	264,241	226,514
General and administrative	74,805	66,974
Property and other taxes	19,486	17,826
Depreciation and amortization	200,426	170,460
Long-lived asset and other impairments	608	3
Total operating expenses (2)	662,450	523,269
Gain (loss) on divestiture and other, net (3)	(6,367)	(4,667)
Operating income (loss)	469,538	409,615
Interest expense	(113,390)	(97,293)
Other income (expense), net	6,640	7,431
Income (loss) before income taxes	362,788	319,753
Income tax expense (benefit)	126	3,435
Net income (loss)	362,662	316,318
Net income (loss) attributable to noncontrolling interest	1,929	1,242
Net income (loss) attributable to Western Midstream Operating, LP	$360,733	$315,076
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $561.5 million and $558.4 million for the three months ended March 31, 2026 and 2025, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(3.1) million and $(10.6) million for the three months ended March 31, 2026 and 2025, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$636,376	$808,372
Accounts receivable, net	833,628	773,165
Other current assets	68,904	63,604
Total current assets	1,538,908	1,645,141
Property, plant, and equipment
Cost	17,865,350	17,648,375
Less accumulated depreciation	6,570,657	6,427,467
Net property, plant, and equipment	11,294,693	11,220,908
Goodwill	347,643	353,257
Other intangible assets	901,905	913,758
Equity investments	495,751	504,859
Other assets	340,631	345,529
Total assets (1)	$14,919,531	$14,983,452
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$413,521	$376,947
Short-term debt	445,603	448,825
Accrued ad valorem taxes	49,784	60,114
Accrued liabilities	456,549	326,873
Total current liabilities	1,365,457	1,212,759
Long-term liabilities
Long-term debt	8,194,171	8,195,170
Deferred income taxes	33,892	36,646
Asset retirement obligations	443,152	427,858
Other liabilities	1,256,485	859,947
Total long-term liabilities	9,927,700	9,519,621
Total liabilities (2)	11,293,157	10,732,380
Equity and partners’ capital
Common units (404,147,536 and 403,205,667 units issued and outstanding at March 31, 2026, and December 31, 2025, respectively)	2,723,066	3,347,576
Preferred units (21,965,846 units issued and outstanding at March 31, 2026, and December 31, 2025)	868,978	868,978
Total partners’ capital	3,592,044	4,216,554
Noncontrolling interest	34,330	34,518
Total equity and partners’ capital	3,626,374	4,251,072
Total liabilities, equity, and partners’ capital	$14,919,531	$14,983,452
_________________________________________________________________________________________
(1)Total assets includes related-party amounts of $932.8 million and $943.2 million as of March 31, 2026, and December 31, 2025, respectively, which includes related-party accounts receivable, net of $401.4 million and $407.9 million as of March 31, 2026, and December 31, 2025, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $1.2 billion and $722.3 million as of March 31, 2026, and December 31, 2025, respectively, which includes related-party accounts and imbalance payables of $25.0 million and $76.0 million as of March 31, 2026, and December 31, 2025, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Preferred Units	Noncontrolling Interest	Total
Balance at December 31, 2025	$3,347,576	$868,978	$34,518	$4,251,072
Net income (loss)	345,787	14,946	1,929	362,662
Distributions to Chipeta noncontrolling interest owner	—	—	(2,117)	(2,117)
Distributions to WES Operating unitholders	(370,965)	(14,946)	—	(385,911)
Contributions of equity-based compensation from WES	10,668	—	—	10,668
Distribution of receivable related to the WES unit redemption with Occidental (1)	(610,000)	—	—	(610,000)
Balance at March 31, 2026	$2,723,066	$868,978	$34,330	$3,626,374
________________________________________________________________________________________
(1)See Note 5.

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,399,650	$26,476	$3,426,126
Net income (loss)	315,076	1,242	316,318
Distributions to WES Operating unitholders	(347,356)	—	(347,356)
Contributions of equity-based compensation from WES	8,144	—	8,144
Balance at March 31, 2025	$3,375,514	$27,718	$3,403,232
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2026	2025
Cash flows from operating activities
Net income (loss)	$362,662	$316,318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	200,426	170,460
Long-lived asset and other impairments	608	3
Non-cash equity-based compensation expense	10,668	8,144
Deferred income taxes	(2,754)	1,713
Accretion and amortization of long-term obligations, net	882	2,202
Equity income, net – related parties	(14,776)	(20,435)
Distributions from equity-investment earnings – related parties	15,763	23,337
(Gain) loss on divestiture and other, net (1)	6,367	4,667
Other	(4)	190
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(61,138)	(9,486)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(43,674)	(30,834)
Change in other items, net	(30,498)	45,186
Net cash provided by operating activities	444,532	511,465
Cash flows from investing activities
Capital expenditures	(235,726)	(142,402)
Contributions to equity investments – related parties	(1,768)	—
Distributions from equity investments in excess of cumulative earnings – related parties	9,889	11,007
Proceeds from the sale of assets to third parties	—	19
(Increase) decrease in materials and supplies inventory and other	(7,272)	(9,414)
Net cash used in investing activities	(234,877)	(140,790)
Cash flows from financing activities
Borrowings, net of debt issuance costs	(132)	—
Repayments of debt	—	(663,831)
Increase (decrease) in outstanding checks	10,841	(118)
Distributions to WES Operating unitholders (1)	(385,911)	(347,356)
Distributions to Chipeta noncontrolling interest owner	(2,117)	—
Other	(4,332)	(1,677)
Net cash used in financing activities	(381,651)	(1,012,982)
Net increase (decrease) in cash and cash equivalents	(171,996)	(642,307)
Cash and cash equivalents at beginning of period	808,372	1,084,446
Cash and cash equivalents at end of period	$636,376	$442,139
Supplemental disclosures
Interest paid, net of capitalized interest	$124,776	$119,905
Accrued capital expenditures	97,352	88,894
Income taxes paid (reimbursements received)	3,449	—
Distribution of receivable related to the WES unit redemption with Occidental (1)	610,000	—
________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP (the “Partnership”) is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed in 2007 to acquire, own, develop, and operate midstream assets. As of March 31, 2026, the Partnership owns, directly and indirectly, a 98.1% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating. In addition, Occidental owns the Partnership’s general partner and, as of March 31, 2026, a 1.9% limited partner interest in WES Operating through its ownership of WGR Asset Holding Company LLC (“WGRAH”). See Noncontrolling interests below.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells residue, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of March 31, 2026, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	13	2	1	—
Treating facilities	43	3	—	—
Processing plants/trains	27	3	—	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—	—
NGLs pipelines	2	—	—	4
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	2	1	—	1

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
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2025 Form 10-K, as filed with the SEC on February 18, 2026. Management believes that the disclosures made are adequate to make the information not misleading.
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

Noncontrolling interests. The Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta for all periods presented and (ii) the 1.9%, 1.9%, and 2.0% limited partner interest in WES Operating as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively, owned by an Occidental subsidiary. WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta.

Inventory. As of March 31, 2026, and December 31, 2025, other current assets includes (i) $0.8 million and $2.7 million, respectively, of NGLs inventory and (ii) $14.0 million and $10.1 million, respectively, of materials and supplies inventory that are classified as short term on the consolidated balance sheets. As of March 31, 2026, and December 31, 2025, other assets includes (i) $4.5 million and $3.2 million, respectively, of NGLs line-fill inventory and (ii) $141.9 million and $131.6 million, respectively, of materials and supplies inventory that are classified as long term on the consolidated balance sheets.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather, transport, recycle, treat, supply and dispose of produced water in the United States. See Note 11.

Equity-based compensation. During the three months ended March 31, 2026 and 2025, the Partnership issued 941,869 and 770,505 common units, respectively, under its long-term incentive plans. Compensation expense was $11.0 million and $8.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2026	2025
Revenue from customers
Service revenues – fee based	$933,302	$823,197
Service revenues – product based	88,767	59,252
Product sales	99,616	34,469
Total revenue from customers	1,121,685	916,918
Revenue from other than customers
Other	1,894	198
Total revenues and other	$1,123,579	$917,116

Contract balances. Receivables from customers, which are included in accounts receivable, net on the consolidated balance sheets, were $807.5 million and $737.0 million as of March 31, 2026, and December 31, 2025, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2025	$10,515
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(867)
Additional estimated revenues recognized	7,154
Contract assets balance at March 31, 2026	$16,802

Contract assets at March 31, 2026
Other current assets	$10,013
Other assets	6,789
Total contract assets from contracts with customers	$16,802

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract liabilities primarily relate to (i) consideration received from customers for which revenue recognition is deferred, (ii) aid-in-construction payments received from customers that must be recognized over the expected period of customer benefit, and (iii) fees that are charged to customers for only a portion of the contract term and must be recognized as revenues over the expected period of customer benefit.

The following table summarizes activity related to contract liabilities from contracts with customers:

thousands
Contract liabilities balance at December 31, 2025	$767,148
Cash received or receivable, excluding revenues recognized during the period	6,197
Revenues recognized that were included in the contract liability balance at the beginning of the period	(32,262)
Non-cash consideration received for WES unit redemption from Occidental, net of revenues recognized in the period (1)	594,271
Contract liabilities balance at March 31, 2026	$1,335,354

Contract liabilities at March 31, 2026
Accrued liabilities	$185,942
Other liabilities	1,149,412
Total contract liabilities from contracts with customers	$1,335,354
________________________________________________________________________________________
(1)See Note 6.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2026	$1,142,973
2027	1,660,240
2028	1,182,021
2029	872,245
2030	727,346
Thereafter	2,395,391
Total	$7,980,216

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

Aris. On October 15, 2025, the Partnership closed on the acquisition of Aris by merger in a transaction valued at $2.0 billion, including the cash and equity merger consideration, Aris’s outstanding debt of $80.0 million in revolving credit facility borrowings that were repaid at closing, and $500.0 million in principal amount of senior notes (see Note 9). Based on Aris shareholder consideration elections, the Partnership issued 26.6 million common units and paid $415.0 million in cash, funded with borrowings under the commercial paper program, in exchange for all issued and outstanding shares of Aris common stock. The cash paid to Aris shareholders (net of cash acquired as presented in the table below) was $368.6 million for the year ended December 31, 2025.
The Partnership acquired Aris to expand its existing produced-water infrastructure and access additional customers in the area. The assets acquired, located in Lea and Eddy Counties, New Mexico, and West Texas, include approximately 830 miles of produced-water pipeline, 1,812 MBbls/d of produced-water handling capacity, 1,560 MBbls/d of water recycling capacity, and 625,000 dedicated acres.
The Aris acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in the Aris acquisition were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the Aris acquisition were included in the Partnership’s consolidated statements of operations beginning on the acquisition date in the fourth quarter of 2025. For the three months ended March 31, 2026, general and administrative expenses in the consolidated statements of operations include acquisition-related transaction costs of $0.5 million.
The following is the preliminary acquisition-date fair value for the assets acquired and liabilities assumed in the Aris acquisition. Measurement period adjustments recorded during the three months ended March 31, 2026, resulted in a $5.6 million reduction to goodwill. The preliminary fair values are subject to change within the measurement period (up to one year from the acquisition date), pending a final determination of the values assigned to tangible and identifiable intangible assets of approximately $10.0 million.

thousands
Assets acquired:
Cash and cash equivalents	$46,362
Accounts receivable, net	90,240
Other current assets	9,627
Property, plant, and equipment	1,460,748
Goodwill	342,860
Other intangible assets	298,844
Other assets	16,706
Total assets acquired	2,265,387
Liabilities assumed:
Accounts payable and accrued liabilities	6,683
Other current liabilities	153,173
Long-term debt	531,675
Asset retirement obligation	52,020
Other liabilities	94,651
Total liabilities assumed	838,202
Net assets acquired	$1,427,185

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2025
March 31	$0.910	$355,253	May 15, 2025	May 2, 2025
June 30	0.910	355,254	August 14, 2025	August 1, 2025
September 30	0.910	379,521	November 14, 2025	October 31, 2025
December 31	0.910	379,675	February 13, 2026	February 2, 2026
2026
March 31	$0.930	$374,643	May 15, 2026	May 1, 2026

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, according to the terms of its limited partnership agreement. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2025
March 31	$363,290	May 2025
June 30	363,290	August 2025
September 30	391,568	October 2025
December 31	385,911	February 2026
2026
March 31	$378,683	May 2026

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of March 31, 2026, Occidental held 150,374,176 common units, representing a 37.3% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.2% general partner interest in the Partnership. The public held 243,401,657 common units, representing a 60.5% limited partner interest in the Partnership. On January 16, 2026, the Partnership and subsidiaries of Occidental entered into a unit redemption agreement (“Unit Redemption Agreement”) providing for the transfer to, and redemption by, the Partnership on February 3, 2026, of approximately 15.3 million common units of the Partnership (see Note 6), valued at $610.0 million.

Partnership equity repurchases. In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2026, the Partnership repurchased no common units. As of March 31, 2026, the Partnership had an authorized amount of $250.0 million remaining under the program.

Holdings of WES Operating equity. On October 15, 2025, WES Operating issued preferred units to Aris, a wholly owned subsidiary of the Partnership, in connection with the Aris acquisition (see Note 1). As of March 31, 2026, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.1% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 1.9% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended March 31,
thousands except per-unit amounts	2026	2025
Net income (loss)
Limited partners’ interest in net income (loss)	$342,390	$301,837
Weighted-average common units outstanding
Basic	399,095	380,986
Dilutive effect of non-vested phantom units	1,474	1,508
Diluted	400,569	382,494
Excluded due to anti-dilutive effect	402	250
Net income (loss) per common unit
Basic	$0.86	$0.79
Diluted	$0.85	$0.79

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended March 31,
thousands	2026	2025
Revenues and other
Service revenues – fee based	$538,061	$541,745
Service revenues – product based	17,026	11,859
Product sales	5,855	4,798
Other	517	—
Total revenues and other	561,459	558,402
Equity income, net – related parties (1)	14,776	20,435
Operating expenses
Cost of product (2)	(6,030)	(14,014)
Operation and maintenance	1,449	1,921
General and administrative	(20)	31
Total operating expenses	(4,601)	(12,062)
Gain (loss) on divestiture and other, net	1,366	—
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
thousands	March 31, 2026	December 31, 2025
Assets
Accounts receivable, net	$390,511	$407,941
Other current assets	6,478	524
Equity investments (1)	495,751	504,859
Other assets	33,717	33,124
Total assets	926,457	946,448
Liabilities
Accounts and imbalance payables	25,005	20,639
Accrued liabilities	181,508	14,991
Other liabilities (2)	1,030,993	631,291
Total liabilities	1,237,506	666,921
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Three Months Ended March 31,
thousands	2026	2025
Distributions from equity-investment earnings – related parties	$15,763	$23,337
Contributions to equity investments – related parties	(1,768)	—
Distributions from equity investments in excess of cumulative earnings – related parties	9,889	11,007
Distributions to Partnership unitholders (1)	(159,015)	(152,899)
Distributions to WES Operating unitholders (2)	(7,332)	(6,949)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended March 31,
thousands	2026	2025
General and administrative (1)	$1,500	$1,537
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Balance sheets
thousands	March 31, 2026	December 31, 2025
Accounts receivable, net (1)	$401,426	$407,941
Other current assets	6,360	447
Other assets	29,245	29,957
Accounts and imbalance payables (1)	25,005	76,040
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Three Months Ended March 31,
thousands	2026	2025
Distributions to WES Operating unitholders (1)	$(385,911)	$(347,356)
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

Gathering and processing agreements. The Partnership has significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 33% and 36% for the three months ended March 31, 2026 and 2025, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 92% and 91% for the three months ended March 31, 2026 and 2025, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 38% and 80% for the three months ended March 31, 2026 and 2025, respectively, which decreased primarily due to the addition of third-party volumes from the Aris acquisition.
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
During the first quarter of 2026, Delaware Basin Midstream LLC (“DBM”), a subsidiary of the Partnership, entered into an amendment (the “GGA Amendment”) to its Delaware Basin gas gathering agreement with Anadarko E&P Onshore LLC (“AEP”), a subsidiary of Occidental, to, among other things, (i) replace its cost-of-service-based gathering fee structure with a fixed-fee structure, (ii) add a new minimum-volume commitment through the end of 2027, and (iii) modify the process for certain dedication-related acreage transfers and releases. On January 16, 2026, and in connection with the GGA Amendment and related transactions, including an agreement between DBM and a subsidiary of ConocoPhillips pursuant to which DBM will gather and process certain volumes of natural gas already existing on the Partnership’s system, and conforming modifications to the terms of the associated processing arrangements between subsidiaries of the Partnership and Occidental, the Partnership and subsidiaries of Occidental also entered into a Unit Redemption Agreement providing for the transfer to, and redemption by, the Partnership on February 3, 2026, of approximately 15.3 million common units of the Partnership, valued at $610.0 million.
As of March 31, 2026, Occidental indirectly holds all of the equity interests of the general partner and, following the consummation of the transactions contemplated by the Unit Redemption Agreement, indirectly holds 38.2% of the Partnership’s outstanding common units. The Unit Redemption Agreement and the GGA Amendment and related transactions were reviewed and approved by the Special Committee of the Board of Directors of the general partner, consisting entirely of independent members of the Board of Directors, and, based upon the recommendation of the Special Committee, the full Board of Directors.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments:

thousands	Percentage Ownership Interest	Balance at December 31, 2025	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at March 31, 2026
FRP	33.33%	$176,806	$8,311	$—	$(8,812)	$(3,318)	$172,987
Mi Vida	50.00%	31,741	(2,005)	1,768	1,979	(1,979)	31,504
Red Bluff Express	30.00%	111,795	4,825	—	(4,825)	(461)	111,334
Rendezvous (2)	22.00%	372	(171)	—	(101)	(100)	—
TEG	20.00%	13,935	135	—	(141)	(154)	13,775
TEP	20.00%	164,034	2,908	—	(3,090)	(2,996)	160,856
White Cliffs	10.00%	6,176	773	—	(773)	(881)	5,295
Total		$504,859	$14,776	$1,768	$(15,763)	$(9,889)	$495,751
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.
(2)Carrying value reduced to zero as of March 31, 2026, as cumulative equity method losses exceeded our investment balance. Further losses have been suspended as the Partnership has no obligation to fund losses or provide other financial support.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Trade receivables, net	$812,799	$759,183	$823,714	$759,183
Other receivables, net	9,948	14,014	9,914	13,982
Total accounts receivable, net	$822,747	$773,197	$833,628	$773,165

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
NGLs inventory	$837	$2,733	$837	$2,733
Materials and supplies	13,965	10,103	13,965	10,103
Imbalance receivables	15,826	12,220	15,826	12,220
Prepaid insurance	11,087	16,111	10,944	15,540
Contract assets	10,013	3,386	10,013	3,386
Other	17,437	19,700	17,319	19,622
Total other current assets	$69,165	$64,253	$68,904	$63,604

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Accrued interest expense	$123,663	$136,006	$123,663	$136,006
Short-term asset retirement obligations	8,493	9,942	8,493	9,942
Short-term remediation and reclamation obligations	8,359	8,376	8,359	8,376
Income taxes payable	11,567	9,430	12,271	9,430
Contract liabilities	185,942	22,883	185,942	22,883
Accrued payroll and benefits	39,267	69,623	—	4,450
Short-term lease liabilities	67,675	65,295	67,675	65,295
Other (1)	52,992	86,820	50,146	70,491
Total accrued liabilities	$497,958	$408,375	$456,549	$326,873
_________________________________________________________________________________________
(1)Includes aid-in-construction reimbursement prepayments, other employee expenses, and Aris-related accruals as of December 31, 2025.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	March 31, 2026			December 31, 2025
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Senior Notes	$440,505	$440,356	$440,505	$440,505	$440,205	$440,923
Finance lease liabilities	5,247	5,247	5,247	8,620	8,620	8,620
Total short-term debt	$445,752	$445,603	$445,752	$449,125	$448,825	$449,543

Long-term debt
Senior Notes (2)	$8,236,329	$8,183,025	$7,898,546	$8,236,329	$8,182,745	$8,010,240
Finance lease liabilities	11,146	11,146	11,146	12,425	12,425	12,425
Total long-term debt	$8,247,475	$8,194,171	$7,909,692	$8,248,754	$8,195,170	$8,022,665
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level 2 fair-value inputs.
(2)As of March 31, 2026, maturity dates range from 2028 to 2050.

Debt activity. The following table summarizes the debt activity for the period presented:

thousands	Carrying Value
Balance at December 31, 2025	$8,643,995
Finance lease liabilities	(4,652)
Other	431
Balance at March 31, 2026	$8,639,774

WES Operating Senior Notes. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2030 and 2050 were 4.169% and 5.363%, respectively, at March 31, 2026 and 2025. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
As of March 31, 2026, the 4.650% Senior Notes due 2026 were classified as short-term debt on the consolidated balance sheet. Subsequent to March 31, 2026, WES Operating retired the 4.650% Senior Notes due 2026 with proceeds from the public offerings of $1.2 billion in aggregate principal amount of Senior Notes issued in the fourth quarter of 2025.
As of March 31, 2026, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. As of March 31, 2026, there were no outstanding borrowings, resulting in $2.0 billion in effective borrowing capacity under the RCF. As of March 31, 2026 and 2025, the interest rate on any outstanding RCF borrowings was 4.96% and 5.62%, respectively. The facility-fee rate was 0.20% at March 31, 2026 and 2025. As of March 31, 2026, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. The maturities of the notes may vary but may not exceed 397 days. As of March 31, 2026, there were no outstanding borrowings under the commercial paper program.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of March 31, 2026, and December 31, 2025, the consolidated balance sheets included $9.9 million and $10.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in accrued liabilities, and the long-term portion of these amounts is included in other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 8. As of March 31, 2026, and December 31, 2025, the recorded obligations reflect gross amounts and exclude $5.9 million and $6.5 million, respectively, of anticipated insurance recoveries which are included in accounts receivable, net.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the DBM water systems, West Texas complex, Powder River Basin complex, DJ Basin complex, and DBM oil system.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. REPORTABLE SEGMENT

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment, including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Three Months Ended March 31,
thousands	2026	2025
Revenues from external customers (1)	$1,121,685	$916,918
Other revenues	1,894	198
Total revenues and other	1,123,579	917,116
Equity income, net – related parties	14,776	20,435
Less significant expenses: (2)
Operation and maintenance	264,241	226,514
Cash general and administrative costs (3)	62,829	57,704
Less other segment items:
Depreciation and amortization	200,426	170,460
Interest expense	113,390	97,293
Other (income) expense, net (4)	(6,730)	(7,477)
Income tax expense (benefit)	3,501	3,435
Other (5)	141,666	73,070
Net income (loss)	$359,032	$316,552
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

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of March 31, 2026, and December 31, 2025, the consolidated balance sheets includes $14.9 billion and $15.0 billion, respectively, of total assets, which includes $495.8 million and $504.9 million of assets related to equity investments as of March 31, 2026, and December 31, 2025, respectively.
Capital expenditures for additions to long-lived assets were $235.7 million and $142.4 million for the three months ended March 31, 2026 and 2025, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. SUBSEQUENT EVENT

Brazos Delaware. On May 6, 2026, the Partnership entered into a definitive agreement pursuant to which the Partnership will acquire all of the outstanding equity interests of Brazos Delaware II, LLC (“Brazos Delaware”) in an equity-and-cash transaction valued at $1.6 billion. Under the terms of the agreement, the Partnership will issue approximately $800.0 million in common units of the Partnership and pay cash consideration of approximately $800.0 million, subject to customary adjustments, to the seller, Brazos Permian II, LLC, at closing. The Partnership expects to fund the non-equity portion of the transaction with cash on hand, borrowings under the RCF, and/or commercial paper. Completion of the transaction is expected to occur in the second quarter of 2026, subject to customary closing conditions and regulatory approvals.
Brazos Delaware is a privately held midstream company that owns a gathering and processing platform in the Texas Delaware Basin, with natural-gas and crude-oil assets spanning Reeves, Ward, Pecos, Winkler, Culberson, and Loving counties. The assets of Brazos Delaware include approximately 900 miles of pipeline, 460 MMcf/d of nameplate natural-gas processing capacity at the Comanche Processing Complex, and approximately 470,000 dedicated acres under long-term, fixed-fee contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of the 2025 Form 10-K as filed with the SEC on February 18, 2026.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.1% partnership interest in WES Operating, as of March 31, 2026. Amounts attributable to noncontrolling interests presented in this Item 2 consist of (i) the 25% third-party interest in Chipeta for all periods presented, and only for natural-gas assets for throughput attributable to WES, and (ii) the 1.9%, 1.9%, and 2.0% limited partner interest in WES Operating as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively, owned by an Occidental subsidiary. See Note 1—Description of Business and Basis of Presentation and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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
•cyber-attacks or security breaches; and
•other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2025 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell residue, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of March 31, 2026, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	13	2	1	—
Treating facilities	43	3	—	—
Processing plants/trains	27	3	—	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—	—
NGLs pipelines	2	—	—	4
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	2	1	—	1

Significant financial and operational events during the three months ended March 31, 2026, included the following:

•Our first-quarter 2026 per-unit distribution of $0.930 increased $0.02 from the fourth-quarter 2025 per-unit distribution of $0.910.
•Executed an amendment to one of our West Texas complex gas-gathering agreements to replace cost-of-service fees with fixed fees and add a new minimum-volume commitment through 2027, in exchange for the redemption of WES common units. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended
	March 31, 2026	December 31, 2025	Inc/ (Dec)	March 31, 2025	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	2,035	1,974	3%	1,975	3%
DJ Basin	1,520	1,530	(1)%	1,404	8%
Powder River Basin	396	383	3%	463	(14)%
Equity investments	464	525	(12)%	550	(16)%
Other	978	931	5%	899	9%
Total throughput for natural-gas assets	5,393	5,343	1%	5,291	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	272	261	4%	256	6%
DJ Basin	97	95	2%	94	3%
Powder River Basin	25	26	(4)%	25	—%
Equity investments	102	99	3%	103	(1)%
Other	35	37	(5)%	36	(3)%
Total throughput for crude-oil and NGLs assets	531	518	3%	514	3%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	2,848	2,744	4%	1,190	139%
Total throughput for produced-water assets	2,848	2,744	4%	1,190	139%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can impact the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange West Texas Intermediate crude-oil daily settlement prices during the three months ended March 31, 2026, ranged from a low of $55.99 per barrel in January 2026 to a high of $102.88 per barrel in March 2026, and prices during 2025 ranged from a low of $55.27 per barrel in December 2025 to a high of $80.04 per barrel in January 2025. The Waha Hub natural-gas prices during the three months ended March 31, 2026, ranged from a low of ($7.79) per MMBtu in March 2026 to a high of $14.47 per MMBtu in January 2026, and prices during 2025 ranged from a low of ($8.82) per MMBtu in October 2025 to a high of $7.50 per MMBtu in January 2025. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

ACQUISITIONS AND DIVESTITURES

During the fourth quarter of 2025, we closed on the acquisition of Aris by merger in a transaction valued at $2.0 billion. See Note 3—Acquisitions and Divestitures, Note 5—Equity and Partners’ Capital, and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended
thousands	March 31, 2026	December 31, 2025	March 31, 2025
Total revenues and other (1)	$1,123,579	$1,031,481	$917,116
Equity income, net – related parties	14,776	21,378	20,435
Total operating expenses (1)	662,795	744,234	523,081
Gain (loss) on divestiture and other, net	(6,367)	(3,065)	(4,667)
Operating income (loss)	469,193	305,560	409,803
Interest expense	(113,390)	(105,674)	(97,293)
Other income (expense), net	6,730	3,706	7,477
Income (loss) before income taxes	362,533	203,592	319,987
Income tax expense (benefit)	3,501	7,323	3,435
Net income (loss)	359,032	196,269	316,552
Net income (loss) attributable to noncontrolling interests	8,756	5,588	7,545
Net income (loss) attributable to Western Midstream Partners, LP (2)	$350,276	$190,681	$309,007
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

For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2026, to the three months ended December 31, 2025, or to the three months ended March 31, 2025, as applicable.

Throughput

	Three Months Ended
	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	430	381	13%	371	16%
Processing	4,499	4,437	1%	4,370	3%
Equity investments (1)	464	525	(12)%	550	(16)%
Total throughput	5,393	5,343	1%	5,291	2%
Throughput attributable to noncontrolling interests	184	181	2%	181	2%
Total throughput attributable to WES for natural-gas assets	5,209	5,162	1%	5,110	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	429	419	2%	411	4%
Equity investments (1)	102	99	3%	103	(1)%
Total throughput	531	518	3%	514	3%
Throughput attributable to noncontrolling interests	10	10	—%	11	(9)%
Total throughput attributable to WES for crude-oil and NGLs assets	521	508	3%	503	4%
Throughput for produced-water assets (MBbls/d)
Gathering, disposal, and water solutions	2,848	2,744	4%	1,190	139%
Throughput attributable to noncontrolling interests	53	51	4%	24	121%
Total throughput attributable to WES for produced-water assets (2)	2,795	2,693	4%	1,166	140%
_________________________________________________________________________________________
(1)Represents our share of average throughput for investments accounted for under the equity method of accounting.
(2)Water solutions volumes include groundwater and gathered produced water that is treated and recycled.

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 47 MMcf/d compared to the three months ended December 31, 2025, primarily due to higher throughput at the West Texas complex due to increased production in the area.
Total throughput attributable to WES for natural-gas assets increased by 99 MMcf/d compared to the three months ended March 31, 2025, primarily due to (i) higher throughput at the DJ Basin, West Texas, and Chipeta complexes due to increased production in the areas, and (ii) higher throughput on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline beginning in the fourth quarter of 2025. These increases were offset partially by (i) lower throughput at the Powder River Basin complex due to decreased production in the area and (ii) lower throughput at the Mi Vida plant.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets increased by 13 MBbls/d compared to the three months ended December 31, 2025, primarily due to (i) higher throughput at the DBM oil system due to increased production in the area and (ii) higher throughput on the FRP pipeline.
Total throughput attributable to WES for crude-oil and NGLs assets increased by 18 MBbls/d compared to the three months ended March 31, 2025, primarily due to higher throughput at the DBM oil system due to increased production in the area.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 102 MBbls/d and 1,629 MBbls/d compared to the three months ended December 31, 2025, and March 31, 2025, respectively, due to higher throughput at the DBM water systems, including the acquisition of Aris.

Revenues

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
Service revenues – fee based	$933,302	$910,183	3%	$823,197	13%

Other revenues from customers
Service revenues – product based	$88,767	$50,253	77%	$59,252	50%
Product sales	99,616	69,803	43%	34,469	189%
Total other revenues from customers	$188,383	$120,056	57%	$93,721	101%

Per-unit gross average sales price:
Natural gas (per Mcf)	$(0.20)	$(0.19)	5%	$2.06	(110)%
NGLs (per Bbl)	23.19	20.84	11%	29.75	(22)%
Skim-oil (per Bbl)	66.93	54.41	23%	69.96	(4)%

Service revenues – fee based
Service revenues – fee based increased by $23.1 million compared to the three months ended December 31, 2025, primarily due to increases of (i) $26.7 million at the Springfield systems and DJ Basin oil system primarily due to annual cumulative catch-up adjustments for cost-of-service changes that decreased revenue during the fourth quarter of 2025 and (ii) $5.5 million at the DBM water systems due to the acquisition of Aris and increased throughput. These increases were offset partially by a decrease of $7.1 million at the DJ Basin complex due to decreased throughput.
Service revenues – fee based increased by $110.1 million compared to the three months ended March 31, 2025, primarily due to increases of (i) $103.6 million at the DBM water systems due to the acquisition of Aris and increased throughput, partially offset by lower average fees, and (ii) $5.4 million at the DBM oil system due to increased throughput and deficiency fees on certain contracts with increasing throughput minimums.

Other revenues from customers
Other revenues from customers increased by $68.3 million compared to the three months ended December 31, 2025, primarily due to increases of (i) $37.8 million at the West Texas complex due to increased net volumes sold and net average prices and (ii) $26.9 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes and average prices.
Other revenues from customers increased by $94.7 million compared to the three months ended March 31, 2025, primarily due to increases of (i) $49.2 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes, and (ii) $47.1 million at the West Texas complex due to increased net volumes sold and as a result of changes in contract mix.

Equity Income, Net – Related Parties

	Three Months Ended
thousands except percentages	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
Equity income, net – related parties	$14,776	$21,378	(31)%	$20,435	(28)%

Equity income, net – related parties decreased by $6.6 million compared to the three months ended December 31, 2025, primarily due to decreases of $3.9 million and $3.2 million at FRP and TEP, respectively.
Equity income, net – related parties decreased by $5.7 million compared to the three months ended March 31, 2025, primarily due to a decrease of $4.5 million at Mi Vida.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended
thousands except percentages	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
Natural-gas purchases	$7,957	$7,534	6%	$14,017	(43)%
NGLs purchases	96,146	65,544	47%	60,418	59%
Other	(1,219)	(1,460)	17%	(32,943)	96%
Cost of product	102,884	71,618	44%	41,492	148%
Operation and maintenance	264,241	252,368	5%	226,514	17%
Total Cost of product and Operation and maintenance expenses	$367,125	$323,986	13%	$268,006	37%

Natural-gas purchases
Natural-gas purchases decreased by $6.1 million compared to the three months ended March 31, 2025, primarily due to lower average prices at the West Texas complex.

NGLs purchases
NGLs purchases increased by $30.6 million compared to the three months ended December 31, 2025, primarily due to increases of (i) $13.3 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes and higher average prices, and (ii) $10.7 million and $4.9 million at the West Texas and DJ Basin complexes, respectively, due to higher purchased volumes and increased average prices.
NGLs purchases increased by $35.7 million compared to the three months ended March 31, 2025, primarily due to increases of (i) $24.5 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes, and (ii) $8.8 million at the West Texas complex due to higher purchased volumes.

Other items
Other items increased by $31.7 million compared to the three months ended March 31, 2025, primarily due to changes in imbalance positions at the West Texas and DJ Basin complexes.

Operation and maintenance expense
Operation and maintenance expense increased by $11.9 million compared to the three months ended December 31, 2025, primarily due to increases of (i) $5.6 million in salaries and wages costs, (ii) $2.6 million in utility expense, and (iii) $2.4 million in land-related costs.
Operation and maintenance expense increased by $37.7 million compared to the three months ended March 31, 2025, primarily due to an increase of $54.6 million related to the acquisition of Aris, partially offset by $15.4 million in equipment maintenance and repair costs.

Other Operating Expenses

	Three Months Ended
thousands except percentages	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
General and administrative	$75,150	$201,871	(63)%	$66,786	13%
Property and other taxes	19,486	17,986	8%	17,826	9%
Depreciation and amortization	200,426	197,882	1%	170,460	18%
Long-lived asset and other impairments	608	2,509	(76)%	3	NM
Total other operating expenses	$295,670	$420,248	(30)%	$255,075	16%
_________________________________________________________________________________________
NM—Not meaningful

General and administrative expenses
General and administrative expenses decreased by $126.7 million compared to the three months ended December 31, 2025, primarily due to $120.5 million in acquisition-related expenses associated with the Aris transaction in the fourth quarter of 2025, including $104.6 million in severance payments and $15.9 million in professional services for financial advisory, legal, and other professional fees.
General and administrative expenses increased by $8.4 million compared to the three months ended March 31, 2025, primarily due to increases of (i) $4.3 million in salaries and wages costs and (ii) $3.5 million in corporate-related costs.

Depreciation and amortization expense
Depreciation and amortization expense increased by $30.0 million compared to the three months ended March 31, 2025, primarily due to $26.3 million related to the acquisition of Aris.

Interest Expense

	Three Months Ended
thousands except percentages	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
Long-term and short-term debt	$(115,532)	$(106,845)	8%	$(96,060)	20%
Finance lease liabilities	(296)	(509)	(42)%	(583)	(49)%
Commitment fees and amortization of debt-related costs	(1,868)	(1,838)	2%	(3,201)	(42)%
Capitalized interest	4,306	3,518	22%	2,551	69%
Interest expense	$(113,390)	$(105,674)	7%	$(97,293)	17%

Interest expense increased by $7.7 million compared to the three months ended December 31, 2025, primarily due to an increase of $11.1 million of interest incurred on the 4.800% Senior Notes due in 2031 and 5.500% Senior Notes due in 2035 that were issued during the fourth quarter of 2025, partially offset by a decrease of $3.5 million due to no borrowings on the commercial paper program during the first quarter of 2026.
Interest expense increased by $16.1 million compared to the three months ended March 31, 2025, primarily due to increases of (i) $15.9 million of interest incurred on the 4.800% Senior Notes due in 2031 and 5.500% Senior Notes due in 2035 that were issued during the fourth quarter of 2025 and (ii) $7.6 million of interest incurred on the 7.250% Senior Notes due in 2030 that were assumed as part of the acquisition of Aris during the fourth quarter of 2025. These increases were offset partially by a decrease of $3.6 million due to the repayment of the 3.950% Senior Notes during the second quarter of 2025. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended
thousands except percentages	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
Income (loss) before income taxes	$362,533	$203,592	78%	$319,987	13%
Income tax expense (benefit)	3,501	7,323	(52)%	3,435	2%
Effective tax rate	1%	4%	(75)%	1%	—%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. Income tax expense decreased by $3.8 million compared to the three months ended December 31, 2025, primarily due to changes in provisions for Texas margin tax liabilities.

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

Distributable Cash Flow. We define Distributable Cash Flow (“DCF”) as Adjusted EBITDA, less total revenues and other recognized in Adjusted EBITDA in excess of (less than) customer billings; net cash paid for (i) interest expense (net of interest income recorded in other income (expense) and non-cash capitalized interest), (ii) maintenance capital expenditures, (iii) income taxes; and Distributable Cash Flow attributable to noncontrolling interests to the extent such amounts are not excluded from Adjusted EBITDA.

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

Adjusted Gross Margin, Adjusted EBITDA, Distributable Cash Flow, and Free Cash Flow are not defined in GAAP. The GAAP measure that is most directly comparable to Adjusted Gross Margin is gross margin. Net income (loss) and net cash provided by operating activities are the GAAP measures that are most directly comparable to Adjusted EBITDA. The GAAP measure that is most directly comparable to Distributable Cash Flow is net income (loss). The GAAP measure that is most directly comparable to Free Cash Flow is net cash provided by operating activities. Our non-GAAP financial measures (i) should not be considered as alternatives to the comparable GAAP measures or any other measure of financial performance presented in accordance with GAAP, (ii) have important limitations as analytical tools because they exclude some, but not all, items that affect the comparable GAAP measures, (iii) should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, and (iv) may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility as comparative measures.
Management compensates for the limitations of our non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results.
The following tables present reconciliations of the GAAP measures to our non-GAAP measures:

	Three Months Ended
thousands	March 31, 2026	December 31, 2025	March 31, 2025
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$1,123,579	$1,031,481	$917,116
Less:
Cost of product	102,884	71,618	41,492
Depreciation and amortization	200,426	197,882	170,460
Gross margin	820,269	761,981	705,164
Add:
Distributions from equity investments	25,652	27,147	34,344
Depreciation and amortization	200,426	197,882	170,460
Less:
Reimbursed electricity-related charges recorded as revenues	33,488	31,488	29,004
Adjusted Gross Margin attributable to noncontrolling interests	22,204	20,719	20,181
Adjusted Gross Margin	$990,655	$934,803	$860,783

To facilitate investor and industry analysis, we also disclose per-Mcf Adjusted Gross Margin for natural-gas assets, per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets, and per-Bbl Adjusted Gross Margin for produced-water assets.

	Three Months Ended
thousands except per-unit amounts	March 31, 2026	December 31, 2025	March 31, 2025
Gross margin
Gross margin for natural-gas assets (1)	$533,518	$506,811	$527,144
Gross margin for crude-oil and NGLs assets (1)	106,212	91,220	101,275
Gross margin for produced-water assets (1)	187,779	170,747	84,576
Per-Mcf Gross margin for natural-gas assets (2)	1.10	1.03	1.11
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.22	1.91	2.19
Per-Bbl Gross margin for produced-water assets (2)	0.73	0.68	0.79
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets (3)	$618,809	$599,775	$618,452
Adjusted Gross Margin for crude-oil and NGLs assets (3)	144,193	129,395	143,475
Adjusted Gross Margin for produced-water assets (3)	227,190	205,633	98,856
Per-Mcf Adjusted Gross Margin for natural-gas assets (4)	1.32	1.26	1.34
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (4)	3.07	2.77	3.17
Per-Bbl Adjusted Gross Margin for produced-water assets (4)	0.90	0.83	0.94
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
(3)Excludes certain corporate-level items.
(4)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

	Three Months Ended
thousands	March 31, 2026	December 31, 2025	March 31, 2025
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$359,032	$196,269	$316,552
Add:
Distributions from equity investments	25,652	27,147	34,344
Non-cash equity-based compensation expense (1)	10,854	21,386	8,248
Interest expense	113,390	105,674	97,293
Income tax expense	3,501	7,323	3,435
Depreciation and amortization	200,426	197,882	170,460
Long-lived asset and other impairments	608	2,509	3
Other expense	—	17	190
Less:
Gain (loss) on divestiture and other, net	(6,367)	(3,065)	(4,667)
Equity income, net – related parties	14,776	21,378	20,435
Other income	6,734	3,706	7,477
Items impacting comparability
Acquisition-related expenses and other, net (1)	(119)	(113,188)	—
Adjusted EBITDA attributable to noncontrolling interests	15,302	13,794	13,708
Adjusted EBITDA	$683,137	$635,582	$593,572
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$469,903	$557,645	$530,793
Interest expense	113,390	105,674	97,293
Accretion and amortization of long-term obligations, net	(882)	(815)	(2,202)
Current income tax expense (benefit)	2,880	5,615	1,722
Other (income) expense, net	(6,730)	(3,706)	(7,477)
Distributions from equity investments in excess of cumulative earnings – related parties	9,889	5,391	11,007
Changes in assets and liabilities:
Accounts receivable, net	50,226	(16,853)	(28,634)
Accounts and imbalance payables and accrued liabilities, net	28,316	(52,513)	46,684
Other items, net	31,328	(64,250)	(41,906)
Acquisition-related expenses and other, net (1)	119	113,188	—
Adjusted EBITDA attributable to noncontrolling interests	(15,302)	(13,794)	(13,708)
Adjusted EBITDA (2)	$683,137	$635,582	$593,572
Cash flow information
Net cash provided by operating activities	$469,903	$557,645	$530,793
Net cash used in investing activities	(234,877)	(608,914)	(140,790)
Net cash provided by (used in) financing activities	(407,022)	693,472	(1,032,020)
_________________________________________________________________________________________
(1)Non-cash equity-based compensation expense for the three months ended December 31, 2025, includes $7.3 million in acquisition-related severance costs. Acquisition-related expenses for the three months ended March 31, 2026, were $0.5 million. Acquisition-related expenses for the three months ended December 31, 2025, include (i) severance costs of $97.3 million and (ii) third-party consulting and legal fees of $15.9 million.
(2)Includes non-cash revenue of $55.1 million, $39.7 million, and $5.9 million for three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively. See Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended
thousands	March 31, 2026	December 31, 2025	March 31, 2025
Reconciliation of Net income (loss) to Distributable Cash Flow
Net income (loss)	$359,032	$196,269	$316,552
Add:
Distributions from equity investments	25,652	27,147	34,344
Non-cash equity-based compensation expense	10,854	21,386	8,248
Income tax expense	3,501	7,323	3,435
Depreciation and amortization	200,426	197,882	170,460
Long-lived asset and other impairments	608	2,509	3
Other expense	—	17	190
Less:
Recognized service revenues - fee based in excess of (less than) customer billings	35,508	(31,627)	(30,101)
Gain (loss) on divestiture and other, net	(6,367)	(3,065)	(4,667)
Equity income, net - related parties	14,776	21,378	20,435
Items impacting comparability	(119)	(113,188)	—
Cash paid for maintenance capital expenditures	27,704	36,276	19,178
Capitalized interest	4,306	3,518	2,551
Cash paid for (reimbursement of) income taxes	3,449	806	—
Other income (net of interest income)	(86)	87	(6)
Distributable Cash Flow attributable to noncontrolling interests	11,978	11,715	12,085
Distributable Cash Flow	$508,924	$526,633	$513,757
Reconciliation of Adjusted EBITDA to Distributable Cash Flow
Adjusted EBITDA	$683,137	$635,582	$593,572
Less:
Recognized service revenues - fee based in excess of (less than) customer billings	35,508	(31,627)	(30,101)
Capitalized interest	4,306	3,518	2,551
Cash paid for maintenance capital expenditures	27,704	36,276	19,178
Cash paid for (reimbursement of) income taxes	3,449	806	—
Interest expense (net of interest income)	106,570	102,055	89,811
Distributable Cash Flow attributable to noncontrolling interests	(3,324)	(2,079)	(1,624)
Distributable Cash Flow	$508,924	$526,633	$513,757

	Three Months Ended
thousands	March 31, 2026	December 31, 2025	March 31, 2025
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$469,903	$557,645	$530,793
Less:
Capital expenditures	235,726	222,208	142,402
Contributions to equity investments (including capitalized interest)	1,768	—	—
Add:
Distributions from equity investments in excess of cumulative earnings — related parties	9,889	5,391	11,007
Free Cash Flow	$242,298	$340,828	$399,398
Cash flow information
Net cash provided by operating activities	$469,903	$557,645	$530,793
Net cash used in investing activities	(234,877)	(608,914)	(140,790)
Net cash provided by (used in) financing activities	(407,022)	693,472	(1,032,020)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of gross margin as compared to the prior periods, including Revenues, Cost of Product (Natural-gas purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $58.3 million compared to the three months ended December 31, 2025, due to a $92.1 million increase in total revenues and other, partially offset by a $31.3 million increase in cost of product.
Gross margin increased by $115.1 million compared to the three months ended March 31, 2025, due to a $206.5 million increase in total revenues and other. This increase was offset partially by increases of (i) $61.4 million in cost of product and (ii) $30.0 million in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of net income (loss) as compared to the prior periods.
Net income (loss) increased by $162.8 million compared to the three months ended December 31, 2025, primarily due to (i) a $92.1 million increase in total revenues and other and (ii) an $81.4 million decrease in total operating expenses.
Net income (loss) increased by $42.5 million compared to the three months ended March 31, 2025, primarily due to a $206.5 million increase in total revenues and other, partially offset by a $139.7 million increase in total operating expenses.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2026	December 31, 2025	Inc/(Dec)	March 31, 2025	Inc/(Dec)
Adjusted Gross Margin	$990,655	$934,803	6%	$860,783	15%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.32	1.26	5%	1.34	(1)%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	3.07	2.77	11%	3.17	(3)%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.90	0.83	8%	0.94	(4)%
Adjusted EBITDA	683,137	635,582	7%	593,572	15%
Distributable Cash Flow	508,924	526,633	(3)%	513,757	(1)%
Free Cash Flow	242,298	340,828	(29)%	399,398	(39)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin. Adjusted Gross Margin increased by $55.9 million compared to the three months ended December 31, 2025, primarily due to (i) increased volumes at the DBM water systems, including the acquisition of Aris, and increased average prices, (ii) annual cumulative catch-up adjustments for cost-of-service changes that decreased revenue during the fourth quarter of 2025 at the DJ Basin oil and Springfield systems, and (iii) increased net volumes sold and net average prices at the West Texas complex.
Adjusted Gross Margin increased by $129.9 million compared to the three months ended March 31, 2025, primarily due to increased throughput at the DBM water systems, including the acquisition of Aris.
Per-Mcf Adjusted Gross Margin for natural-gas assets increased by $0.06 compared to the three months ended December 31, 2025, primarily due to (i) increased net volumes sold and net average prices at the West Texas complex and (ii) decreased revenues in the fourth quarter of 2025 associated with the annual cumulative catch-up adjustment for cost-of-service changes at the Springfield gas-gathering system.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets increased by $0.30 compared to the three months ended December 31, 2025, primarily due to decreased revenues in the fourth quarter of 2025 associated with annual cumulative catch-up adjustments for cost-of-service changes at the DJ Basin oil and Springfield oil-gathering systems.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets decreased by $0.10 compared to the three months ended March 31, 2025, primarily due to lower distributions from FRP and TEP, partially offset by increased throughput at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, and increased deficiency fees on certain contracts with increasing throughput minimums.
Per-Bbl Adjusted Gross Margin for produced-water assets increased by $0.07 compared to the three months ended December 31, 2025, primarily due to an increase in skim-oil volumes, including an increase due to the acquisition of Aris, and increased average prices.
Per-Bbl Adjusted Gross Margin for produced-water assets decreased by $0.04 compared to the three months ended March 31, 2025, primarily due to the acquisition of Aris, which has lower-than-average per-Bbl margin as compared to our other produced-water assets.

Adjusted EBITDA. Adjusted EBITDA increased by $47.6 million compared to the three months ended December 31, 2025, primarily due to a $92.1 million increase in total revenues and other, offset partially by a $31.3 million increase in cost of product (net of lower of cost or market inventory adjustments) and an $11.9 million increase in operation and maintenance expenses.
Adjusted EBITDA increased by $89.6 million compared to the three months ended March 31, 2025, primarily due to a $206.5 million increase in total revenues and other. This amount was offset partially by (i) a $61.6 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $37.7 million increase in operation and maintenance expenses, (iii) an $8.7 million decrease in distributions from equity investments, and (iv) a $5.8 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable Cash Flow. Distributable Cash Flow decreased by $17.7 million compared to the three months ended December 31, 2025, primarily due to an increase of $67.1 million in recognized service revenues - fee based in excess of (less than) customer billings. This amount was partially offset by a $47.6 million increase in Adjusted EBITDA and an $8.6 million decrease in cash paid for maintenance capital expenditures.
Distributable Cash Flow decreased by $4.8 million compared to the three months ended March 31, 2025, primarily due to (i) a $65.6 million increase in recognized service revenues - fee based in excess of (less than) customer billings, (ii) a $16.8 million increase in interest expense (net of interest income), and (iii) an $8.5 million increase in cash paid for maintenance capital expenditures. These amounts were partially offset by an $89.6 million increase in Adjusted EBITDA.

Free Cash Flow. Free Cash Flow decreased by $98.5 million compared to the three months ended December 31, 2025, primarily due to (i) an $87.7 million decrease in net cash provided by operating activities and (ii) a $13.5 million increase in capital expenditures.
Free Cash Flow decreased by $157.1 million compared to the three months ended March 31, 2025, primarily due to (i) a $93.3 million increase in capital expenditures and (ii) a $60.9 million decrease in net cash provided by operating activities.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity as of March 31, 2026, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. We distribute all our available cash, as defined in our partnership agreement, within 55 days following each quarter’s end. The Board declared a cash distribution to unitholders for the first quarter of 2026 of $0.930 per unit, or $374.6 million in the aggregate. The cash distribution is payable on May 15, 2026, to our unitholders of record at the close of business on May 1, 2026.

In February 2025, the Board authorized the 2025 Purchase Program for the repurchase of up to $250.0 million of our common units through December 31, 2026. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to acquire any common units, and the program may be suspended or discontinued at our discretion without prior notice. During the three months ended March 31, 2026, the Partnership repurchased no common units. As of March 31, 2026, the Partnership had an authorized amount of $250.0 million remaining under the program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of March 31, 2026, we had a $132.2 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. The effective borrowing capacity under the RCF was $2.0 billion as of March 31, 2026. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 8—Selected Components of Working Capital and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

	Three Months Ended March 31,
thousands	2026	2025
Capital expenditures (1)	$235,726	$142,402
Capital incurred (1)	253,368	167,212
_________________________________________________________________________________________
(1)For the three months ended March 31, 2026 and 2025, included $4.3 million and $2.6 million, respectively, of capitalized interest.

Capital expenditures increased by $93.3 million for the three months ended March 31, 2026, primarily due to increases of (i) $77.4 million at the DBM water systems related to the Pathfinder pipeline project and the acquisition of Aris and (ii) $29.8 million at the West Texas complex primarily attributable to construction costs associated with the North Loving Train II. These increases were offset partially by a decrease of $18.0 million at the DBM oil system related to decreases in pipeline, oil pumping, and electrical distribution projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
thousands	2026	2025
Net cash provided by (used in):
Operating activities	$469,903	$530,793
Investing activities	(234,877)	(140,790)
Financing activities	(407,022)	(1,032,020)
Net increase (decrease) in cash and cash equivalents	$(171,996)	$(642,017)

Operating activities. Net cash provided by operating activities decreased for the three months ended March 31, 2026, primarily due to (i) the impact of changes in assets and liabilities, including as a result of the West Texas complex gas-gathering agreement amendment replacing cost-of-service fees with fixed fees (see Executive Summary within this Item 2), (ii) higher interest expense, and (iii) lower distributions from equity-investment earnings; all partially offset by higher cash operating income. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2026, primarily included (i) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the DBM water systems, West Texas complex, Powder River Basin complex, DJ Basin complex, and DJ Basin oil system and (ii) distributions received from equity investments in excess of cumulative earnings.
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

Financing activities. Net cash used in financing activities for the three months ended March 31, 2026, primarily included distributions paid to WES unitholders and noncontrolling interest owners.
Net cash used in financing activities for the three months ended March 31, 2025, primarily included (i) retiring the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value and (ii) distributions paid to WES unitholders and noncontrolling interest owners.

Debt and credit facilities. As of March 31, 2026, (i) the carrying value of outstanding debt is $8.6 billion, (ii) the 4.650% Senior Notes due 2026 are classified as short-term debt on the consolidated balance sheet, and (iii) the effective borrowing capacity under WES Operating’s $2.0 billion RCF is $2.0 billion. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended
thousands	March 31, 2026	December 31, 2025	March 31, 2025
Net income (loss) attributable to WES	$350,276	$190,681	$309,007
Limited partner interest in WES Operating not held by WES (1)	6,827	3,611	6,303
General and administrative expenses (2)	345	268	(188)
Other income (expense), net	(90)	(217)	(46)
Income taxes	3,375	2,734	—
Net income (loss) attributable to WES Operating	$360,733	$197,077	$315,076
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2026	2025
WES net cash provided by operating activities	$469,903	$530,793
General and administrative expenses (1)	345	(188)
Non-cash equity-based compensation expense	(186)	(104)
Changes in working capital	(25,440)	(18,990)
Other income (expense), net	(90)	(46)
WES Operating net cash provided by operating activities	$444,532	$511,465

WES net cash provided by (used in) financing activities	$(407,022)	$(1,032,020)
Distributions to WES unitholders (2)	379,675	340,996
Distributions to WES from WES Operating (3)	(378,579)	(340,407)
Increase (decrease) in outstanding checks	(2,620)	(5)
Other	26,895	18,454
WES Operating net cash provided by (used in) financing activities	$(381,651)	$(1,012,982)
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
(3)Difference attributable to elimination in consolidation of WES Operating’s distributions on WES Operating’s Preferred Units and partnership interests owned by WES. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the periods reported. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity-price risk. There have been no material changes to our commodity-price risk discussion from the disclosure set forth under Part II, Item 7A in our Form 10-K for the year ended December 31, 2025, except as noted below and in Outlook under Part I, Item 2 of this Form 10-Q.
For the three months ended March 31, 2026, and excluding the impact of equity investments, 95% of our wellhead natural-gas volume and 100% of our crude-oil and produced-water throughput were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee lowered its target range for the federal funds rate twice in 2025 and the target range has remained static during the three months ended March 31, 2026. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of March 31, 2026, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at March 31, 2026, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4., “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2025, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the 2025 Purchase Program during the first quarter of 2026:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
January 1-31, 2026	—	$—	—	$250,000,000
February 1-28, 2026	—	—	—	250,000,000
March 1-31, 2026	—	—	—	250,000,000
Total	—	—	—
______________________________________________________________________________________
(1)In 2025, the Board authorized WES to buy back up to $250.0 million of our common units through December 31, 2026. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Acquisition

On May 6, 2026, the Partnership entered into a Membership Interest Purchase Agreement (“MIPA”) pursuant to which the Partnership will acquire all of the outstanding equity interests of Brazos Delaware II, LLC (“Brazos Delaware”) in an equity-and-cash transaction valued at $1.6 billion. Brazos Delaware is a privately held midstream company that owns a gathering and processing platform in the Texas Delaware Basin, with natural-gas and crude-oil assets spanning Reeves, Ward, Pecos, Winkler, Culberson, and Loving counties. The assets of Brazos Delaware include approximately 900 miles of pipeline, 460 MMcf/d of nameplate natural-gas processing capacity at the Comanche Processing Complex, and approximately 470,000 dedicated acres under long-term, fixed-fee contracts.
Under the terms of the MIPA, the Partnership will issue approximately $800.0 million in common units of the Partnership and pay cash consideration of approximately $800.0 million, subject to customary adjustments, to Brazos Permian II, LLC (the “Seller”) at closing. The Partnership expects to fund the non-equity portion of the transaction with cash on hand, borrowings under the RCF, and/or commercial paper. The issuance of common units pursuant to the MIPA will be undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of thereof.
The MIPA contains customary representations, warranties, and covenants of each of the parties. Completion of the transaction is expected to occur in the second quarter of 2026 and is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the accuracy of the representations and warranties contained in the MIPA (subject to certain qualifications), (ii) the performance by the parties of their respective obligations under the MIPA in all material respects, (iii) the absence of legal restraints preventing the consummation of the transactions contemplated by the MIPA, (iv) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) have expired or been terminated, and (v) the absence of the occurrence of a material adverse effect with respect to Brazos Delaware or the Partnership.
The MIPA also provides that, upon closing, the parties will enter into a registration rights and lock-up agreement pursuant to which the Partnership will agree to register the resale of the common units to be issued in the transaction and the Seller and its affiliate designees will agree not to transfer the common units for a period of six months following the closing. The MIPA contains termination rights for each of the Partnership and the Seller, including, among others, if the consummation of the transaction does not occur on or prior to six months from the date of the MIPA (subject to a potential extension of up to 120 days if the applicable waiting periods under the HSR Act have not expired or otherwise been terminated but all other conditions to closing have been satisfied or are capable of being satisfied at such time).
The foregoing description of the MIPA is qualified in its entirety by the text of such agreement, a copy of which will be filed as an exhibit to the Partnership’s Form 10-Q for the period ended June 30, 2026.

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended March 31, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Exhibit Number		Description
4.	2	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
4.	3
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

‡	10.	1
Western Midstream Partners, LP Executive Change in Control Severance Plan (Amended and Restated as of February 12, 2026) (incorporated by reference to Exhibit 10.7 to Western Midstream Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2025, File No. 001-35753).

*‡	10.	2	Form of 2026 Phantom Unit Award Agreement (Time-Based Awards).
*‡	10.	3	Form of 2026 Phantom Unit Award Agreement (TUR Awards).
*‡	10.	4	Form of 2026 Phantom Unit Award Agreement (ROA Awards).
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.

Exhibit Number			Description
**	32.	1
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

May 6, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

May 6, 2026
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 6, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

May 6, 2026
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)