Form 10-Q
period 2026-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2026-08-05
CIK 1423902, 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of July 31, 2026:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	413,174,593
Western Midstream Operating, LP	None	None	None	None
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

COMMONLY USED ABBREVIATIONS AND TERMS

References to “we,” “us,” “our,” “WES,” “the Partnership,” or “Western Midstream Partners, LP” refer to Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) and its subsidiaries. The following abbreviations and terms are used in this document:

Defined Term	Definition
Aris	Aris Water Solutions, Inc., which was acquired by the Partnership on October 15, 2025.
Barrel, Bbl, Bbls/d, MBbls/d	42 U.S. gallons measured at 60 degrees Fahrenheit, barrels per day, thousand barrels per day.
Board	The board of directors of WES’s general partner.
Brazos Delaware	Brazos Delaware II, LLC, which was acquired by the Partnership on June 11, 2026.
Chipeta	Chipeta Processing, LLC, in which we are the managing member and own a 75% interest.
Comanche complex	The natural-gas gathering, natural-gas processing, and crude-oil gathering systems in the Delaware Basin acquired in the Brazos Delaware acquisition.
Condensate	A natural-gas liquid with a low vapor pressure compared to drip condensate, mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions.
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

Rendezvous	Rendezvous Gas Services, LLC, in which we own a 22% interest.
Residue	The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.
SEC	U.S. Securities and Exchange Commission.
Services Agreement	That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, between WES Operating GP and Occidental.
Skim oil	A crude-oil byproduct that is recovered during the produced-water gathering and disposal process.

Defined Term	Definition
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
Water solutions volumes	Groundwater and gathered produced water that is treated and recycled.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The Delaware Basin Midstream complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC, a subsidiary of Occidental.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
2025 Purchase Program	The $250.0 million buyback program ending December 31, 2026. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2026	2025	2026	2025
Revenues and other
Service revenues – fee based	$980,096	$851,419	$1,913,398	$1,674,616
Service revenues – product based	112,641	50,442	201,408	109,694
Product sales	124,763	40,280	224,379	74,749
Other	7,219	181	9,113	379
Total revenues and other (1)	1,224,719	942,322	2,348,298	1,859,438
Equity income, net – related parties	21,536	27,128	36,312	47,563
Operating expenses
Cost of product	117,440	42,681	220,324	84,173
Operation and maintenance	285,353	224,629	549,594	451,143
General and administrative	85,929	66,146	161,079	132,932
Property and other taxes	19,736	17,805	39,222	35,631
Depreciation and amortization	205,945	172,113	406,371	342,573
Long-lived asset and other impairments	551	686	1,159	689
Total operating expenses (2)	714,954	524,060	1,377,749	1,047,141
Gain (loss) on divestiture and other, net (3)	(4,598)	(911)	(10,965)	(5,578)
Operating income (loss)	526,703	444,479	995,896	854,282
Interest expense	(108,984)	(95,170)	(222,374)	(192,463)
Gain (loss) on early extinguishment of debt	(150)	—	(150)	—
Other income (expense), net	2,834	3,692	9,564	11,169
Income (loss) before income taxes	420,403	353,001	782,936	672,988
Income tax expense (benefit)	5,152	2,239	8,653	5,674
Net income (loss)	415,251	350,762	774,283	667,314
Net income (loss) attributable to noncontrolling interests	11,699	9,082	20,455	16,627
Net income (loss) attributable to Western Midstream Partners, LP	$403,552	$341,680	$753,828	$650,687
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$403,552	$341,680	$753,828	$650,687
General partner interest in net (income) loss	(8,668)	(7,930)	(16,554)	(15,100)
Limited partners’ interest in net income (loss) (4)	394,884	333,750	737,274	635,587
Net income (loss) per common unit – basic (4)	$0.99	$0.88	$1.85	$1.67
Net income (loss) per common unit – diluted (4)	$0.99	$0.87	$1.84	$1.66
Weighted-average common units outstanding – basic (4)	398,043	381,328	398,566	381,158
Weighted-average common units outstanding – diluted (4)	399,381	382,326	400,030	382,398
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $570.0 million and $1.1 billion for the three and six months ended June 30, 2026, respectively, and $576.2 million and $1.1 billion for the three and six months ended June 30, 2025, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $41.0 million and $36.4 million for the three and six months ended June 30, 2026, respectively, and $(7.3) million and $(19.4) million for the three and six months ended June 30, 2025, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$104,766	$819,491
Accounts receivable, net	955,052	773,197
Other current assets	78,756	64,253
Total current assets	1,138,574	1,656,941
Property, plant, and equipment
Cost	19,286,072	17,648,375
Less accumulated depreciation	6,743,989	6,427,467
Net property, plant, and equipment	12,542,083	11,220,908
Goodwill	391,480	353,257
Other intangible assets	1,384,593	913,758
Equity investments	493,467	504,859
Other assets	367,610	348,697
Total assets (1)	$16,317,807	$14,998,420
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$510,372	$319,170
Short-term debt	168,104	448,825
Accrued ad valorem taxes	41,831	60,114
Accrued liabilities	528,843	408,375
Total current liabilities	1,249,150	1,236,484
Long-term liabilities
Long-term debt	8,884,977	8,195,170
Deferred income taxes	116,981	111,277
Asset retirement obligations	471,748	427,858
Other liabilities	1,192,801	864,509
Total long-term liabilities	10,666,507	9,598,814
Total liabilities (2)	11,915,657	10,835,298
Equity and partners’ capital
Common units (413,172,388 and 408,141,366 units issued and outstanding at June 30, 2026, and December 31, 2025, respectively)	4,253,799	4,016,606
General partner units (9,060,641 units issued and outstanding at June 30, 2026, and December 31, 2025)	4,507	4,624
Total partners’ capital	4,258,306	4,021,230
Noncontrolling interests	143,844	141,892
Total equity and partners’ capital	4,402,150	4,163,122
Total liabilities, equity, and partners’ capital	$16,317,807	$14,998,420
________________________________________________________________________________________
(1)Total assets includes related-party amounts of $906.0 million and $946.4 million as of June 30, 2026, and December 31, 2025, respectively, which includes related-party accounts receivable, net of $370.5 million and $407.9 million as of June 30, 2026, and December 31, 2025, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $1.2 billion and $666.9 million as of June 30, 2026, and December 31, 2025, respectively, which includes related-party accounts and imbalance payables of $30.5 million and $20.6 million as of June 30, 2026, and December 31, 2025, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2025	$4,016,606	$4,624	$141,892	$4,163,122
Net income (loss)	342,390	7,886	8,756	359,032
Distributions to Chipeta noncontrolling interest owner	—	—	(2,117)	(2,117)
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,332)	(7,332)
Distributions to Partnership unitholders	(371,430)	(8,245)	—	(379,675)
WES unit redemption with Occidental (1)	(610,000)	—	—	(610,000)
Equity-based compensation expense	10,854	—	—	10,854
Other	(26,894)	—	—	(26,894)
Balance at March 31, 2026	$3,361,526	$4,265	$141,199	$3,506,990
Net income (loss)	394,884	8,668	11,699	415,251
Distributions to Chipeta noncontrolling interest owner	—	—	(1,881)	(1,881)
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,173)	(7,173)
Distributions to Partnership unitholders	(366,217)	(8,426)	—	(374,643)
Acquisition-related issuance of units	851,963	—	—	851,963
Equity-based compensation expense	13,507	—	—	13,507
Other	(1,864)	—	—	(1,864)
Balance at June 30, 2026	$4,253,799	$4,507	$143,844	$4,402,150
________________________________________________________________________________________
(1)See Note 6.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2024	$3,224,802	$10,803	$139,565	$3,375,170
Net income (loss)	301,837	7,170	7,545	316,552
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,949)	(6,949)
Distributions to Partnership unitholders	(333,068)	(7,928)	—	(340,996)
Equity-based compensation expense	8,248	—	—	8,248
Other	(18,454)	—	—	(18,454)
Balance at March 31, 2025	$3,183,365	$10,045	$140,161	$3,333,571
Net income (loss)	333,750	7,930	9,082	350,762
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,268)	(7,268)
Distributions to Partnership unitholders	(347,008)	(8,245)	—	(355,253)
Equity-based compensation expense	10,713	—	—	10,713
Other	(1,588)	—	2,500	912
Balance at June 30, 2025	$3,179,232	$9,730	$144,475	$3,333,437
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2026	2025
Cash flows from operating activities
Net income (loss)	$774,283	$667,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	406,371	342,573
Long-lived asset and other impairments	1,159	689
Non-cash equity-based compensation expense	24,361	18,961
Deferred income taxes	2,258	2,012
Accretion and amortization of long-term obligations, net	1,616	4,234
Equity income, net – related parties	(36,312)	(47,563)
Distributions from equity-investment earnings – related parties	40,375	51,419
(Gain) loss on divestiture and other, net (1)	10,965	5,578
(Gain) loss on early extinguishment of debt	150	—
Other	325	233
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(97,982)	(2,791)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(21,891)	(15,645)
Change in other items, net	(101,039)	67,756
Net cash provided by operating activities	1,004,639	1,094,770
Cash flows from investing activities
Capital expenditures	(506,065)	(321,025)
Acquisitions from third parties	(818,723)	—
Contributions to equity investments – related parties	(2,578)	—
Distributions from equity investments in excess of cumulative earnings – related parties	9,907	14,047
Proceeds from the sale of assets to third parties	—	34
(Increase) decrease in materials and supplies inventory and other	(24,764)	(7,820)
Net cash used in investing activities	(1,342,223)	(314,764)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,052,642	(1,171)
Repayments of debt	(800,505)	(1,000,589)
Commercial paper borrowings (repayments), net	162,905	—
Increase (decrease) in outstanding checks	14,858	(7,656)
Distributions to Partnership unitholders (1)	(754,318)	(696,249)
Distributions to Chipeta noncontrolling interest owner	(3,998)	—
Distributions to noncontrolling interest owner of WES Operating	(14,505)	(14,217)
Other	(34,220)	(20,856)
Net cash used in financing activities	(377,141)	(1,740,738)
Net increase (decrease) in cash and cash equivalents	(714,725)	(960,732)
Cash and cash equivalents at beginning of period	819,491	1,090,464
Cash and cash equivalents at end of period	$104,766	$129,732
Supplemental disclosures
Interest paid, net of capitalized interest	$223,615	$197,964
Accrued capital expenditures	141,356	85,153
Income taxes paid (reimbursements received)	13,618	2,301
Asset retirement cost additions and revisions, net	30,892	5,795
Acquisition-related issuance of units	851,963	—
WES unit redemption with Occidental (1)	610,000	—
_________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenues and other
Service revenues – fee based	$980,096	$851,419	$1,913,398	$1,674,616
Service revenues – product based	112,641	50,442	201,408	109,694
Product sales	124,763	40,280	224,379	74,749
Other	7,219	181	9,113	379
Total revenues and other (1)	1,224,719	942,322	2,348,298	1,859,438
Equity income, net – related parties	21,536	27,128	36,312	47,563
Operating expenses
Cost of product	117,440	42,681	220,324	84,173
Operation and maintenance	285,353	224,629	549,594	451,143
General and administrative	85,226	65,845	160,031	132,819
Property and other taxes	19,736	17,805	39,222	35,631
Depreciation and amortization	205,945	172,113	406,371	342,573
Long-lived asset and other impairments	551	686	1,159	689
Total operating expenses (2)	714,251	523,759	1,376,701	1,047,028
Gain (loss) on divestiture and other, net (3)	(4,598)	(911)	(10,965)	(5,578)
Operating income (loss)	527,406	444,780	996,944	854,395
Interest expense	(108,984)	(95,170)	(222,374)	(192,463)
Gain (loss) on early extinguishment of debt	(150)	—	(150)	—
Other income (expense), net	2,760	3,643	9,400	11,074
Income (loss) before income taxes	421,032	353,253	783,820	673,006
Income tax expense (benefit)	3,230	2,239	3,356	5,674
Net income (loss)	417,802	351,014	780,464	667,332
Net income (loss) attributable to noncontrolling interest	3,918	2,102	5,847	3,344
Net income (loss) attributable to Western Midstream Operating, LP	$413,884	$348,912	$774,617	$663,988
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $570.0 million and $1.1 billion for the three and six months ended June 30, 2026, respectively, and $576.2 million and $1.1 billion for the three and six months ended June 30, 2025, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $41.9 million and $38.9 million for the three and six months ended June 30, 2026, respectively, and $(6.4) million and $(17.0) million for the three and six months ended June 30, 2025, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$98,595	$808,372
Accounts receivable, net	955,032	773,165
Other current assets	77,128	63,604
Total current assets	1,130,755	1,645,141
Property, plant, and equipment
Cost	19,286,072	17,648,375
Less accumulated depreciation	6,743,989	6,427,467
Net property, plant, and equipment	12,542,083	11,220,908
Goodwill	391,480	353,257
Other intangible assets	1,384,593	913,758
Equity investments	493,467	504,859
Other assets	362,827	345,529
Total assets (1)	$16,305,205	$14,983,452
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$513,455	$376,947
Short-term debt	168,104	448,825
Accrued ad valorem taxes	41,831	60,114
Accrued liabilities	471,925	326,873
Total current liabilities	1,195,315	1,212,759
Long-term liabilities
Long-term debt	8,884,977	8,195,170
Deferred income taxes	37,099	36,646
Asset retirement obligations	471,748	427,858
Other liabilities	1,187,184	859,947
Total long-term liabilities	10,581,008	9,519,621
Total liabilities (2)	11,776,323	10,732,380
Equity and partners’ capital
Common units (424,275,541 and 403,205,667 units issued and outstanding at June 30, 2026, and December 31, 2025, respectively)	3,623,537	3,347,576
Preferred units (21,965,846 units issued and outstanding at June 30, 2026, and December 31, 2025)	868,978	868,978
Total partners’ capital	4,492,515	4,216,554
Noncontrolling interest	36,367	34,518
Total equity and partners’ capital	4,528,882	4,251,072
Total liabilities, equity, and partners’ capital	$16,305,205	$14,983,452
_________________________________________________________________________________________
(1)Total assets includes related-party amounts of $901.1 million and $943.2 million as of June 30, 2026, and December 31, 2025, respectively, which includes related-party accounts receivable, net of $370.5 million and $407.9 million as of June 30, 2026, and December 31, 2025, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $1.2 billion and $722.3 million as of June 30, 2026, and December 31, 2025, respectively, which includes related-party accounts and imbalance payables of $33.9 million and $76.0 million as of June 30, 2026, and December 31, 2025, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Preferred Units	Noncontrolling Interest	Total
Balance at December 31, 2025	$3,347,576	$868,978	$34,518	$4,251,072
Net income (loss)	345,787	14,946	1,929	362,662
Distributions to Chipeta noncontrolling interest owner	—	—	(2,117)	(2,117)
Distributions to WES Operating unitholders	(370,965)	(14,946)	—	(385,911)
Contributions of equity-based compensation from WES	10,668	—	—	10,668
Distribution of receivable related to the WES unit redemption with Occidental (1)	(610,000)	—	—	(610,000)
Balance at March 31, 2026	$2,723,066	$868,978	$34,330	$3,626,374
Net income (loss)	398,939	14,945	3,918	417,802
Acquisition-related issuance of units	851,963	—	—	851,963
Distributions to Chipeta noncontrolling interest owner	—	—	(1,881)	(1,881)
Distributions to WES Operating unitholders	(363,738)	(14,945)	—	(378,683)
Contributions of equity-based compensation from WES	13,307	—	—	13,307
Balance at June 30, 2026	$3,623,537	$868,978	$36,367	$4,528,882
________________________________________________________________________________________
(1)See Note 6.

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,399,650	$26,476	$3,426,126
Net income (loss)	315,076	1,242	316,318
Distributions to WES Operating unitholders	(347,356)	—	(347,356)
Contributions of equity-based compensation from WES	8,144	—	8,144
Balance at March 31, 2025	$3,375,514	$27,718	$3,403,232
Net income (loss)	348,912	2,102	351,014
Distributions to WES Operating unitholders	(363,290)	—	(363,290)
Contributions of equity-based compensation from WES	10,563	—	10,563
Other	—	2,500	2,500
Balance at June 30, 2025	$3,371,699	$32,320	$3,404,019
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2026	2025
Cash flows from operating activities
Net income (loss)	$780,464	$667,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	406,371	342,573
Long-lived asset and other impairments	1,159	689
Non-cash equity-based compensation expense	23,975	18,707
Deferred income taxes	(2,993)	2,012
Accretion and amortization of long-term obligations, net	1,616	4,234
Equity income, net – related parties	(36,312)	(47,563)
Distributions from equity-investment earnings – related parties	40,375	51,419
(Gain) loss on divestiture and other, net (1)	10,965	5,578
(Gain) loss on early extinguishment of debt	150	—
Other	325	233
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(97,994)	(28,762)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(49,396)	(14,492)
Change in other items, net	(99,501)	72,881
Net cash provided by operating activities	979,204	1,074,841
Cash flows from investing activities
Capital expenditures	(506,065)	(321,025)
Acquisitions from third parties	(818,723)	—
Contributions to equity investments – related parties	(2,578)	—
Distributions from equity investments in excess of cumulative earnings – related parties	9,907	14,047
Proceeds from the sale of assets to third parties	—	34
(Increase) decrease in materials and supplies inventory and other	(24,764)	(7,820)
Net cash used in investing activities	(1,342,223)	(314,764)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,052,642	(1,171)
Repayments of debt	(800,505)	(1,000,589)
Commercial paper borrowings (repayments), net	162,905	—
Increase (decrease) in outstanding checks	12,252	(7,656)
Distributions to WES Operating unitholders (1)	(764,594)	(710,646)
Distributions to Chipeta noncontrolling interest owner	(3,998)	—
Other	(5,460)	(814)
Net cash used in financing activities	(346,758)	(1,720,876)
Net increase (decrease) in cash and cash equivalents	(709,777)	(960,799)
Cash and cash equivalents at beginning of period	808,372	1,084,446
Cash and cash equivalents at end of period	$98,595	$123,647
Supplemental disclosures
Interest paid, net of capitalized interest	$223,615	$197,964
Accrued capital expenditures	141,356	85,153
Income taxes paid (reimbursements received)	13,618	2,301
Asset retirement cost additions and revisions, net	30,892	5,795
Acquisition-related issuance of units	851,963	—
Distribution of receivable related to the WES unit redemption with Occidental (1)	610,000	—
________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP (the “Partnership”) is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed in 2007 to acquire, own, develop, and operate midstream assets. As of June 30, 2026, the Partnership owns, directly and indirectly, a 98.2% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating. In addition, Occidental owns the Partnership’s general partner and, as of June 30, 2026, a 1.8% limited partner interest in WES Operating through its ownership of WGR Asset Holding Company LLC (“WGRAH”). See Noncontrolling interests below.
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
On June 11, 2026, the Partnership completed the acquisition of Brazos Delaware II, LLC (“Brazos Delaware”) in an equity-and-cash transaction, pursuant to the Membership Interest Purchase Agreement, dated as of May 6, 2026, by and among the Partnership, B-2 Holdings LLC, a wholly owned subsidiary of the Partnership, and Brazos Permian II, LLC. Also, immediately following the closing of the Brazos Delaware acquisition, the Partnership and WES Operating entered into certain post-closing restructuring transactions through which Brazos Delaware and its subsidiaries became indirect wholly owned subsidiaries of WES Operating. See Note 3.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells residue, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of June 30, 2026, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	16	2	1	—
Treating facilities	43	3	—	—
Processing plants/trains	30	3	—	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—	—
NGLs pipelines	2	—	—	4
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	2	1	—	1
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

Noncontrolling interests. The Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta for all periods presented and (ii) the 1.8%, 1.9%, and 2.0% limited partner interest in WES Operating as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively, owned by an Occidental subsidiary. WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta.

Inventory. As of June 30, 2026, and December 31, 2025, other current assets includes (i) $1.3 million and $2.7 million, respectively, of crude oil and NGLs inventory and (ii) $11.2 million and $10.1 million, respectively, of materials and supplies inventory that are classified as short term on the consolidated balance sheets. As of June 30, 2026, and December 31, 2025, other assets includes (i) $7.5 million and $3.2 million, respectively, of NGLs line-fill inventory and (ii) $158.9 million and $131.6 million, respectively, of materials and supplies inventory that are classified as long term on the consolidated balance sheets.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather, transport, recycle, treat, supply, and dispose of produced water in the United States. See Note 11.

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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenue from customers
Service revenues – fee based	$980,096	$851,419	$1,913,398	$1,674,616
Service revenues – product based	112,641	50,442	201,408	109,694
Product sales	124,763	40,280	224,379	74,749
Total revenue from customers	1,217,500	942,141	2,339,185	1,859,059
Revenue from other than customers
Other	7,219	181	9,113	379
Total revenues and other	$1,224,719	$942,322	$2,348,298	$1,859,438

Contract balances. Receivables from customers, which are included in accounts receivable, net on the consolidated balance sheets, were $933.5 million and $737.0 million as of June 30, 2026, and December 31, 2025, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2025	$10,515
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(3,602)
Additional estimated revenues recognized (2)	6,753
Amounts acquired with the acquisition of Brazos Delaware (3)	900
Contract assets balance at June 30, 2026	$14,566

Contract assets at June 30, 2026
Other current assets	$7,208
Other assets	7,358
Total contract assets from contracts with customers	$14,566
_________________________________________________________________________________________
(1)Includes $(2.7) million for the three months ended June 30, 2026.
(2)Includes $(0.4) million for the three months ended June 30, 2026.
(3)See Note 3.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract liabilities primarily relate to (i) consideration received from customers for which revenue recognition is deferred and (ii) aid-in-construction payments received from customers that must be recognized over the expected period of customer benefit.
The following table summarizes activity related to contract liabilities from contracts with customers:

thousands
Contract liabilities balance at December 31, 2025	$767,148
Cash received or receivable, excluding revenues recognized during the period (1)	(3,900)
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(56,552)
Non-cash consideration received for WES unit redemption from Occidental, net of revenues recognized in the period (3)	572,712
Amounts acquired with the acquisition of Brazos Delaware (4)	5,588
Contract liabilities balance at June 30, 2026	$1,284,996

Contract liabilities at June 30, 2026
Accrued liabilities	$192,031
Other liabilities	1,092,965
Total contract liabilities from contracts with customers	$1,284,996
________________________________________________________________________________________
(1)Includes $(10.1) million for the three months ended June 30, 2026.
(2)Includes $(24.3) million for the three months ended June 30, 2026.
(3)See Note 6.
(4)See Note 3.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2026	$741,693
2027	1,685,247
2028	1,208,166
2029	912,123
2030	765,191
Thereafter	2,554,054
Total	$7,866,474

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

Brazos Delaware. On June 11, 2026, the Partnership closed on the acquisition of Brazos Delaware for an aggregate purchase price of approximately $1.67 billion, subject to certain customary post-closing adjustments, consisting of (i) $820.3 million in cash, funded with borrowings on the commercial paper program and revolving credit facility (the “RCF”) (see Note 9), and (ii) $852.0 million of Partnership common units (see Note 5).
The Partnership acquired Brazos Delaware to expand its gathering and processing footprint in the Delaware Basin and access additional customers in the area. Brazos Delaware owns a gathering and processing system in the Delaware Basin (the “Comanche complex”), with natural-gas and crude-oil assets spanning Reeves, Ward, Pecos, Winkler, Culberson, and Loving counties. The Comanche complex includes approximately 900 miles of pipeline, 460 MMcf/d of nameplate natural-gas processing capacity, and approximately 470,000 dedicated acres under long-term, fixed-fee contracts.
The acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the acquisition were included in the Partnership’s consolidated statements of operations beginning on the acquisition date in the second quarter of 2026. For the six months ended June 30, 2026, acquisition-related transaction costs of $6.6 million, consisting primarily of third-party consulting and legal fees, are included in General and administrative expenses in the consolidated statements of operations.
The following is the preliminary acquisition-date fair value for the assets acquired and liabilities assumed in the acquisition. The preliminary fair values are subject to change within the measurement period (up to one year from the acquisition date), pending a final determination of the values assigned to tangible and identifiable intangible assets and certain customary post-closing working capital adjustments.

thousands
Assets acquired:
Cash and cash equivalents	$3,991
Accounts receivable, net	79,065
Other current assets	1,284
Property, plant, and equipment	1,126,838
Goodwill	35,889
Other intangible assets	495,000
Other assets	19,220
Total assets acquired	1,761,287
Liabilities assumed:
Accounts payable and accrued liabilities	43,139
Other current liabilities	7,777
Asset retirement obligation	20,313
Other liabilities	17,813
Total liabilities assumed	89,042
Net assets acquired	$1,672,245

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

Goodwill recognized in the Brazos acquisition relates primarily to enhancing and diversifying the Partnership’s asset position, as well as delivering operational synergies, including increasing volumes on its existing processing facilities and increasing revenues on its natural-gas and crude-oil gathering systems.
Other intangible assets recognized in the Brazos Delaware acquisition are related to customer contracts. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired customer contracts and relationships, offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 30 years, which represents the estimated term over which the customer contracts are expected to contribute to the Partnership’s cash flows.
The acquisition-date fair values are based on an assessment of the fair value of the assets acquired and liabilities assumed in the acquisition using inputs that are not observable in the market and thus represent Level 3 inputs. The fair values of the processing plants, gathering systems, and related facilities and equipment are based on market and cost approaches.
The following table presents the pro forma condensed financial information of the Partnership as if the acquisition had occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenues and other	$1,281,810	$1,022,156	$2,491,214	$2,016,972
Net income (loss)	413,623	361,206	790,277	686,262

The following table presents the pro forma condensed financial information of WES Operating (which is included in the Partnership’s pro forma condensed financial information) as if the acquisition had occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenues and other	$1,281,810	$1,022,156	$2,491,214	$2,016,972
Net income (loss)	416,174	361,458	796,458	686,280

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma adjustments reflect pre-acquisition results of the acquisition including (i) net increases to revenues of $19.0 million and $27.4 million for the three and six months ended June 30, 2026, respectively, and net decreases to revenues of $6.7 million and $26.0 million for the three and six months ended June 30, 2025, respectively, with corresponding adjustments to cost of product, to adjust revenues and cost of product to conform to the Partnership’s accounting policies, including presenting certain product purchases under processing arrangements on a net basis within revenues rather than on a gross basis within cost of product, (ii) adjustments of $5.4 million and $12.2 million for the three and six months ended June 30, 2026, respectively, and $6.4 million and $12.8 million for the three and six months ended June 30, 2025, respectively, to decrease depreciation and amortization expense based on the acquisition-date fair value and estimated useful lives of property, plant, and equipment, and intangible assets, (iii) net decreases to interest expense of $2.0 million and $4.1 million for the three and six months ended June 30, 2026, respectively, and $4.3 million and $8.8 million for the three and six months ended June 30, 2025, respectively, reflecting the interest expense on the commercial paper program and RCF borrowing used to finance the cash-funded portion of the acquisition, net of the elimination of Brazos’s historical interest expense on higher-rate debt that was repaid at closing and not assumed by the Partnership, (iv) the exclusion of $9.6 million of loss on the early extinguishment of debt for the three and six months ended June 30, 2026, which related to Brazos's historical debt that was repaid at closing and not assumed by the Partnership, and (v) the exclusion of Brazos’s historical net gains of $1.0 million and $5.6 million on the interest rate derivatives for the three and six months ended June 30, 2026, respectively, and net losses of $4.3 million and $10.9 million for the three and six months ended June 30, 2025, respectively, as the related derivatives were settled prior to closing and the underlying debt was not assumed.
The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information reflects recurring adjustments, but does not reflect any cost savings or other synergies anticipated as a result of the acquisition, nor any future acquisition-related expenses.
The pro forma information in the table above includes $16.2 million of revenues and $12.1 million of expenses for the three and six months ended June 30, 2026, respectively, attributable to the assets acquired as part of the acquisition that are included in the Partnership’s and WES Operating’s consolidated statements of operations.

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
The Aris acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in the Aris acquisition were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the Aris acquisition were included in the Partnership’s consolidated statements of operations beginning on the acquisition date in the fourth quarter of 2025. For the six months ended June 30, 2026, general and administrative expenses in the consolidated statements of operations include acquisition-related transaction costs of $0.2 million.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

The following is the final acquisition-date fair value for the assets acquired and liabilities assumed in the Aris acquisition. Measurement period adjustments recorded during the six months ended June 30, 2026, resulted in a $2.3 million increase to goodwill.

thousands
Assets acquired:
Cash and cash equivalents	$46,362
Accounts receivable, net	90,717
Other current assets	7,651
Property, plant, and equipment	1,459,508
Goodwill	350,807
Other intangible assets	298,844
Other assets	16,706
Total assets acquired	2,270,595
Liabilities assumed:
Accounts payable and accrued liabilities	11,474
Other current liabilities	153,590
Long-term debt	531,675
Asset retirement obligation	52,020
Other liabilities	94,651
Total liabilities assumed	843,410
Net assets acquired	$1,427,185

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2025
March 31	$0.910	$355,253	May 15, 2025	May 2, 2025
June 30	0.910	355,254	August 14, 2025	August 1, 2025
September 30	0.910	379,521	November 14, 2025	October 31, 2025
December 31	0.910	379,675	February 13, 2026	February 2, 2026
2026
March 31	$0.930	$374,643	May 15, 2026	May 1, 2026
June 30	0.930	392,679	August 14, 2026	July 31, 2026

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, according to the terms of its limited partnership agreement. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2025
March 31	$363,290	May 2025
June 30	363,290	August 2025
September 30	391,568	October 2025
December 31	385,911	February 2026
2026
March 31	$378,683	May 2026
June 30	405,281	August 2026

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of June 30, 2026, Occidental held 150,374,176 common units, representing a 35.6% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.1% general partner interest in the Partnership. The public held 262,798,212 common units, representing a 62.3% limited partner interest in the Partnership. On January 16, 2026, the Partnership and subsidiaries of Occidental entered into a unit redemption agreement (“Unit Redemption Agreement”) providing for the transfer to, and redemption by, the Partnership on February 3, 2026, of approximately 15.3 million common units of the Partnership (see Note 6), valued at $610.0 million.
On June 11, 2026, in connection with the closing of the Brazos Delaware acquisition (see Note 3), the Partnership issued 19,389,239 common units to the seller and its affiliate designees. In connection with the issuance, the Partnership entered into a registration rights and lock-up agreement with the unit recipients, pursuant to which the Partnership agreed to file a registration statement covering the resale of such common units within 60 days following the closing date, and the recipients agreed not to transfer the units for a period of six months following the closing date, subject to customary exceptions.

Partnership equity repurchases. In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2026, the Partnership repurchased no common units. As of June 30, 2026, the Partnership had an authorized amount of $250.0 million remaining under the program.

Holdings of WES Operating equity. On October 15, 2025, WES Operating issued preferred units to Aris, a wholly owned subsidiary of the Partnership, in connection with the Aris acquisition (see Note 1). As of June 30, 2026, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.2% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 1.8% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2026	2025	2026	2025
Net income (loss)
Limited partners’ interest in net income (loss)	$394,884	$333,750	$737,274	$635,587
Weighted-average common units outstanding
Basic	398,043	381,328	398,566	381,158
Dilutive effect of non-vested phantom units	1,338	998	1,464	1,240
Diluted	399,381	382,326	400,030	382,398
Excluded due to anti-dilutive effect	1	488	1	353
Net income (loss) per common unit
Basic	$0.99	$0.88	$1.85	$1.67
Diluted	$0.99	$0.87	$1.84	$1.66

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenues and other
Service revenues – fee based	$542,295	$559,192	$1,080,356	$1,100,937
Service revenues – product based	18,923	12,254	35,949	24,113
Product sales	8,163	4,801	14,018	9,599
Other	643	—	1,160	—
Total revenues and other	570,024	576,247	1,131,483	1,134,649
Equity income, net – related parties (1)	21,536	27,128	36,312	47,563
Operating expenses
Cost of product (2)	39,798	(9,028)	33,768	(23,042)
Operation and maintenance	1,169	1,560	2,618	3,481
General and administrative	—	179	(20)	210
Total operating expenses	40,967	(7,289)	36,366	(19,351)
Gain (loss) on divestiture and other, net	—	—	1,366	—
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
thousands	June 30, 2026	December 31, 2025
Assets
Accounts receivable, net	$370,453	$407,941
Other current assets	8,819	524
Equity investments (1)	493,467	504,859
Other assets	33,311	33,124
Total assets	906,050	946,448
Liabilities
Accounts and imbalance payables	30,545	20,639
Accrued liabilities (2)	184,974	14,991
Other liabilities (2)	979,905	631,292
Total liabilities	1,195,424	666,922
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Six Months Ended June 30,
thousands	2026	2025
Distributions from equity-investment earnings – related parties	$40,375	$51,419
Contributions to equity investments – related parties	(2,578)	—
Distributions from equity investments in excess of cumulative earnings – related parties	9,907	14,047
Distributions to Partnership unitholders (1)	(307,289)	(311,914)
Distributions to WES Operating unitholders (2)	(14,505)	(14,217)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
General and administrative (1)	$980	$1,019	$2,480	$2,556
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Balance sheets
thousands	June 30, 2026	December 31, 2025
Other current assets	$8,636	$447
Other assets	28,529	29,957
Accounts and imbalance payables (1)	33,857	76,040
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Six Months Ended June 30,
thousands	2026	2025
Distributions to WES Operating unitholders (1)	$(764,594)	$(710,646)
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

Gathering and processing agreements. The Partnership has significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 31% and 32% for the three and six months ended June 30, 2026, respectively, and 36% for both the three and six months ended June 30, 2025. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 91% and 92% for the three and six months ended June 30, 2026, respectively, and 92% for both the three and six months ended June 30, 2025. Produced-water throughput attributable to production owned or controlled by Occidental was 41% and 40% for the three and six months ended June 30, 2026, respectively, and 79% and 80% for the three and six months ended June 30, 2025, respectively, which decreased primarily due to the addition of third-party volumes from the Aris acquisition.
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
During the first quarter of 2026, Delaware Basin Midstream LLC (“DBM”), a subsidiary of the Partnership, entered into an amendment (the “GGA Amendment”) to its Delaware Basin gas gathering agreement with Anadarko E&P Onshore LLC (“AEP”), a subsidiary of Occidental, to, among other things, (i) replace its cost-of-service-based gathering fee structure with a fixed-fee structure, (ii) add a new minimum-volume commitment through the end of 2027, and (iii) modify the process for certain dedication-related acreage transfers and releases. On January 16, 2026, and in connection with the GGA Amendment and related transactions, including an agreement between DBM and a third party pursuant to which DBM will gather and process certain volumes of natural gas already existing on the Partnership’s system, and conforming modifications to the terms of the associated processing arrangements between subsidiaries of the Partnership and Occidental, the Partnership and subsidiaries of Occidental also entered into a Unit Redemption Agreement providing for the transfer to, and redemption by, the Partnership on February 3, 2026, of approximately 15.3 million common units of the Partnership, valued at $610.0 million. The Unit Redemption Agreement and the GGA Amendment and related transactions were reviewed and approved by the Special Committee of the Board of Directors of the general partner, consisting entirely of independent members of the Board of Directors, and, based upon the recommendation of the Special Committee, the full Board of Directors.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the six months ended June 30, 2026:

thousands	Percentage Ownership Interest	Balance at December 31, 2025	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at June 30, 2026
FRP	33.33%	$176,806	$19,124	$—	$(19,668)	$(3,638)	$172,624
Mi Vida	50.00%	31,741	(2,991)	2,578	—	—	31,328
Red Bluff Express	30.00%	111,795	10,400	—	(10,400)	(506)	111,289
Rendezvous (2)	22.00%	372	(171)	—	(101)	(100)	—
TEG	20.00%	13,935	339	—	(350)	(238)	13,686
TEP	20.00%	164,034	7,496	—	(7,741)	(3,847)	159,942
White Cliffs	10.00%	6,176	2,115	—	(2,115)	(1,578)	4,598
Total		$504,859	$36,312	$2,578	$(40,375)	$(9,907)	$493,467
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.
(2)Carrying value remained zero as of June 30, 2026, as cumulative equity method losses exceeded our investment balance. Further losses have been suspended as the Partnership has no obligation to fund losses or provide other financial support.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Trade receivables, net	$938,588	$759,183	$938,588	$759,183
Other receivables, net	16,464	14,014	16,444	13,982
Total accounts receivable, net	$955,052	$773,197	$955,032	$773,165

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Crude and NGLs inventory	$1,250	$2,733	$1,250	$2,733
Materials and supplies	11,169	10,103	11,169	10,103
Imbalance receivables	19,705	12,220	19,705	12,220
Prepaid insurance	9,328	16,111	7,884	15,540
Contract assets	7,208	3,386	7,208	3,386
Other	30,096	19,700	29,912	19,622
Total other current assets	$78,756	$64,253	$77,128	$63,604

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Accrued interest expense	$133,076	$136,006	$133,076	$136,006
Short-term asset retirement obligations	6,876	9,942	6,876	9,942
Short-term remediation and reclamation obligations	8,914	8,376	8,914	8,376
Income taxes payable	4,710	9,430	5,368	9,430
Contract liabilities (1)	192,031	22,883	192,031	22,883
Accrued payroll and benefits	57,660	69,623	1,062	4,450
Short-term lease liabilities	75,930	65,295	75,930	65,295
Other (2)	49,646	86,820	48,668	70,491
Total accrued liabilities	$528,843	$408,375	$471,925	$326,873
_________________________________________________________________________________________
(1)See Note 2.
(2)Includes aid-in-construction reimbursement prepayments, other employee expenses, and Aris-related accruals as of December 31, 2025.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	June 30, 2026			December 31, 2025
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Commercial paper	$163,300	$162,905	$162,905	$—	$—	$—
Senior Notes	—	—	—	440,505	440,205	440,923
Finance lease liabilities	5,199	5,199	5,199	8,620	8,620	8,620
Total short-term debt	$168,499	$168,104	$168,104	$449,125	$448,825	$449,543

Long-term debt
Senior Notes (2)	$8,936,329	$8,874,911	$8,653,606	$8,236,329	$8,182,745	$8,010,240
Finance lease liabilities	10,066	10,066	10,066	12,425	12,425	12,425
Total long-term debt	$8,946,395	$8,884,977	$8,663,672	$8,248,754	$8,195,170	$8,022,665
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level 2 fair-value inputs.
(2)As of June 30, 2026, maturity dates range from 2028 to 2050.

Debt activity. The following table summarizes the debt activity for the period presented:

thousands	Carrying Value
Balance at December 31, 2025	$8,643,995
RCF borrowings	360,000
Commercial paper borrowings (repayments), net (1)	162,905
Repayments of RCF borrowings	(360,000)
Repayment of 4.650% Senior Notes due 2026	(440,505)
Issuance of 5.700% Senior Notes due 2036	700,000
Finance lease liabilities	(5,780)
Other	(7,534)
Balance at June 30, 2026	$9,053,081
_________________________________________________________________________________________
(1)Net of borrowings and repayments related to commercial paper notes with original maturities of 90 days or less.

WES Operating Senior Notes. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2030 and 2050 were 4.169% and 5.363%, respectively, at June 30, 2026 and 2025. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the second quarter of 2026, WES Operating retired the 4.650% Senior Notes due 2026 with proceeds from the public offerings of $1.2 billion in aggregate principal amount of Senior Notes issued in the fourth quarter of 2025. A loss of $0.2 million was recognized for the early retirement of these notes.
Also during the second quarter of 2026, WES Operating completed the public offering of $700.0 million in aggregate principal amount of 5.700% Senior Notes due 2036. Net proceeds from the offering were used to repay borrowings outstanding under the RCF and commercial paper program (including borrowings incurred to fund the cash consideration for the acquisition of Brazos Delaware), and for general partnership purposes, including the funding of capital expenditures.
As of June 30, 2026, WES Operating was in compliance with all covenants under the relevant governing indentures.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

Revolving credit facility. As of June 30, 2026, there were no outstanding borrowings, resulting in $1.8 billion in effective borrowing capacity under the RCF, after taking into account the $163.3 million of outstanding commercial paper borrowings (see below), for which WES Operating maintains availability under the RCF as support for WES Operating’s commercial paper program. RCF borrowings during the three-months ended June 30, 2026, were used to fund the acquisition of Brazos Delaware (see Debt activity above and Note 3). As of June 30, 2026 and 2025, the interest rate on any outstanding RCF borrowings was 4.95% and 5.62%, respectively. The facility-fee rate was 0.20% at June 30, 2026 and 2025. As of June 30, 2026, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. The maturities of the notes may vary but may not exceed 397 days. As of June 30, 2026, there were $163.3 million outstanding borrowings under the commercial paper program at a weighted-average interest rate of 4.27% and weighted-average maturity of 20 days. A portion of the outstanding borrowings were used to fund the acquisition of Brazos Delaware (see Note 3).

10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of June 30, 2026, and December 31, 2025, the consolidated balance sheets included $12.5 million and $10.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in accrued liabilities, and the long-term portion of these amounts is included in other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 8. As of June 30, 2026, and December 31, 2025, the recorded obligations reflect gross amounts and exclude $6.6 million and $6.5 million, respectively, of anticipated insurance recoveries which are included in accounts receivable, net.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. REPORTABLE SEGMENT

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment, including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenues from external customers (1)	$1,217,500	$942,141	$2,339,185	$1,859,059
Other revenues	7,219	181	9,113	379
Total revenues and other	1,224,719	942,322	2,348,298	1,859,438
Equity income, net – related parties	21,536	27,128	36,312	47,563
Less significant expenses: (2)
Operation and maintenance	285,353	224,629	549,594	451,143
Cash general and administrative costs (3)	70,462	54,009	133,291	111,713
Less other segment items:
Depreciation and amortization	205,945	172,113	406,371	342,573
Interest expense	108,984	95,170	222,374	192,463
Other (income) expense, net (4)	(2,834)	(3,692)	(9,564)	(11,169)
Income tax expense (benefit)	5,152	2,239	8,653	5,674
Other (5)	157,942	74,220	299,608	147,290
Net income (loss)	$415,251	$350,762	$774,283	$667,314
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

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of June 30, 2026, and December 31, 2025, the consolidated balance sheets included $16.3 billion and $15.0 billion, respectively, of total assets, which includes $493.5 million and $504.9 million of assets related to equity investments as of June 30, 2026, and December 31, 2025, respectively.
Capital expenditures for additions to long-lived assets were $506.1 million and $321.0 million for the six months ended June 30, 2026 and 2025, respectively.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.2% partnership interest in WES Operating, as of June 30, 2026. Amounts attributable to noncontrolling interests presented in this Item 2 consist of (i) the 25% third-party interest in Chipeta for all periods presented, and only for natural-gas assets for throughput attributable to WES, and (ii) the 1.8%, 1.9%, and 2.0% limited partner interest in WES Operating as of June 30, 2026, March 31, 2026, and June 30, 2025, respectively, owned by an Occidental subsidiary. See Note 1—Description of Business and Basis of Presentation and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

As of June 30, 2026, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	16	2	1	—
Treating facilities	43	3	—	—
Processing plants/trains	30	3	—	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—	—
NGLs pipelines	2	—	—	4
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	2	1	—	1

Significant financial and operational events during the six months ended June 30, 2026, included the following:

•On June 11, 2026, we closed on the acquisition of Brazos Delaware for cash and equity consideration. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
•During the second quarter of 2026, WES Operating issued $700.0 million in aggregate principal amount of 5.700% Senior Notes due 2036 and retired its 4.650% Senior Notes due 2026. See Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q
•Our second-quarter 2026 per-unit distribution is unchanged from the first-quarter 2026 per-unit distribution of $0.930.
•Executed an amendment to one of our West Texas complex gas-gathering agreements to replace cost-of-service fees with fixed fees and add new minimum volume commitments through 2027, in exchange for the redemption of WES common units. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	Inc/ (Dec)	June 30, 2026	June 30, 2025	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	2,140	2,035	5%	2,088	2,040	2%
DJ Basin	1,547	1,520	2%	1,534	1,426	8%
Powder River Basin	398	396	1%	397	471	(16)%
Equity investments	494	464	6%	480	562	(15)%
Other	939	978	(4)%	957	863	11%
Total throughput for natural-gas assets	5,518	5,393	2%	5,456	5,362	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	265	272	(3)%	268	263	2%
DJ Basin	94	97	(3)%	96	95	1%
Powder River Basin	27	25	8%	26	27	(4)%
Equity investments	108	102	6%	105	107	(2)%
Other	39	35	11%	37	36	3%
Total throughput for crude-oil and NGLs assets	533	531	—%	532	528	1%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	2,993	2,848	5%	2,921	1,216	140%
Total throughput for produced-water assets	2,993	2,848	5%	2,921	1,216	140%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can impact the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange West Texas Intermediate crude-oil daily settlement prices during the six months ended June 30, 2026, ranged from a low of $55.99 per barrel in January 2026 to a high of $112.95 per barrel in April 2026, and prices during 2025 ranged from a low of $55.27 per barrel in December 2025 to a high of $80.04 per barrel in January 2025. The Waha Hub natural-gas prices during the six months ended June 30, 2026, ranged from a low of ($9.52) per MMBtu in April 2026 to a high of $14.47 per MMBtu in January 2026, and prices during 2025 ranged from a low of ($8.82) per MMBtu in October 2025 to a high of $7.50 per MMBtu in January 2025. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

Impact of inflation and tariffs. High inflation in the U.S. has raised our costs for steel products, automation components, power supply, labor, materials, fuel, and services, raising operating costs and capital expenditures. Additionally, the Trump administration has imposed significant import tariffs, including on imports of steel and aluminum, and may impose further tariffs on other U.S. trading partners. These tariffs could substantially increase our operating and capital costs. Tariff rates applicable to our operations have changed multiple times in 2026 and may continue to change, including as a result of ongoing trade negotiations, legal challenges to tariff authority, and periodic adjustments by the administration. While future inflation and tariff impacts are uncertain, higher operating and capital costs could materially and negatively affect financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

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

ACQUISITIONS AND DIVESTITURES

On June 11, 2026, the Partnership closed on the acquisition of Brazos Delaware and in the fourth quarter of 2025, we closed on the acquisition of Aris. See Note 3—Acquisitions and Divestitures, Note 5—Equity and Partners’ Capital, and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Six Months Ended
thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Total revenues and other (1)	$1,224,719	$1,123,579	$2,348,298	$1,859,438
Equity income, net – related parties	21,536	14,776	36,312	47,563
Total operating expenses (1)	714,954	662,795	1,377,749	1,047,141
Gain (loss) on divestiture and other, net	(4,598)	(6,367)	(10,965)	(5,578)
Operating income (loss)	526,703	469,193	995,896	854,282
Interest expense	(108,984)	(113,390)	(222,374)	(192,463)
Gain (loss) on early extinguishment of debt	(150)	—	(150)	—
Other income (expense), net	2,834	6,730	9,564	11,169
Income (loss) before income taxes	420,403	362,533	782,936	672,988
Income tax expense (benefit)	5,152	3,501	8,653	5,674
Net income (loss)	415,251	359,032	774,283	667,314
Net income (loss) attributable to noncontrolling interests	11,699	8,756	20,455	16,627
Net income (loss) attributable to Western Midstream Partners, LP (2)	$403,552	$350,276	$753,828	$650,687
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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2026” refer to the comparison of the three months ended June 30, 2026, to the three months ended March 31, 2026; and any increases or decreases “for the six months ended June 30, 2026” refer to the comparison of the six months ended June 30, 2026, to the six months ended June 30, 2025.

Throughput

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	Inc / (Dec)	June 30, 2026	June 30, 2025	Inc / (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	427	430	(1)%	428	362	18%
Processing	4,597	4,499	2%	4,548	4,438	2%
Equity investments (1)	494	464	6%	480	562	(15)%
Total throughput	5,518	5,393	2%	5,456	5,362	2%
Throughput attributable to noncontrolling interests	175	184	(5)%	189	181	4%
Total throughput attributable to WES for natural-gas assets	5,343	5,209	3%	5,267	5,181	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	425	429	(1)%	427	421	1%
Equity investments (1)	108	102	6%	105	107	(2)%
Total throughput	533	531	—%	532	528	1%
Throughput attributable to noncontrolling interests	10	10	—%	10	10	—%
Total throughput attributable to WES for crude-oil and NGLs assets	523	521	—%	522	518	1%
Throughput for produced-water assets (MBbls/d)
Gathering, disposal, and water solutions	2,993	2,848	5%	2,921	1,216	140%
Throughput attributable to noncontrolling interests	54	53	2%	52	24	117%
Total throughput attributable to WES for produced-water assets (2)	2,939	2,795	5%	2,869	1,192	141%
_________________________________________________________________________________________
(1)Represents our share of average throughput for investments accounted for under the equity method of accounting.
(2)Water solutions volumes include groundwater and gathered produced water that is treated and recycled.

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 134 MMcf/d for the three months ended June 30, 2026, primarily due to (i) throughput from the acquisition of the Comanche complex and (ii) higher throughput at the DJ Basin complex due to increased production in the area and higher onloaded volumes.
Total throughput attributable to WES for natural-gas assets increased by 86 MMcf/d for the six months ended June 30, 2026, primarily due to (i) higher throughput at the DJ Basin and Chipeta complexes and (ii) throughput from the acquisition of the Comanche complex. These increases were offset partially by (i) lower throughput at the Powder River Basin complex due to decreased production in the area and (ii) lower throughput at the Mi Vida plant.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 144 MBbls/d and 1,677 MBbls/d for the three and six months ended June 30, 2026, respectively, due to higher throughput at the DBM water systems, including the acquisition of Aris for the six months ended June 30, 2026.

Revenues

	Three Months Ended			Six Months Ended
thousands except percentages and per- unit amounts	June 30, 2026	March 31, 2026	Inc/(Dec)	June 30, 2026	June 30, 2025	Inc/(Dec)
Service revenues – fee based	$980,096	$933,302	5%	$1,913,398	$1,674,616	14%

Other revenues from customers
Service revenues – product based	$112,641	$88,767	27%	$201,408	$109,694	84%
Product sales	124,763	99,616	25%	224,379	74,749	200%
Total other revenues from customers	$237,404	$188,383	26%	$425,787	$184,443	131%

Per-unit gross average sales price:
Natural gas (per Mcf)	$(1.29)	$(0.20)	NM	$(0.74)	$1.56	(147)%
NGLs (per Bbl)	31.58	23.19	36%	27.39	26.74	2%
Skim-oil (per Bbl)	93.17	66.93	39%	80.05	66.20	21%
_________________________________________________________________________________________
NM - Not meaningful

Service revenues – fee based
Service revenues – fee based increased by $46.8 million for the three months ended June 30, 2026, primarily due to increases of (i) $31.3 million at the DBM water systems due to increased throughput and disposal-fee revenue, (ii) $9.1 million due to the acquisition of the Comanche complex, and (iii) $7.7 million at the DJ Basin complex due to increased throughput.
Service revenues – fee based increased by $238.8 million for the six months ended June 30, 2026, primarily due to increases of (i) $234.0 million at the DBM water systems due to the acquisition of Aris and increased throughput, (ii) $13.4 million at the DJ Basin complex due to increased throughput, (iii) $9.1 million due to the acquisition of the Comanche complex, and (iv) $7.3 million at the DBM oil system due to increased throughput and deficiency fees on certain contracts with increasing throughput minimums. These increases were offset partially by decreases of (i) $9.5 million at the West Texas complex due to decreased deficiency fees on certain contracts with throughput minimums and (ii) $9.4 million at the Powder River Basin complex due to decreased throughput.

Other revenues from customers
Other revenues from customers increased by $49.0 million for the three months ended June 30, 2026, primarily due to increases of (i) $16.0 million at the DJ Basin complex due to increased average prices and volumes sold, (ii) $12.7 million at the West Texas complex due to increased average prices, partially offset by lower volumes sold, (iii) $9.9 million at the Chipeta complex due to increased volumes sold, and (iv) $7.1 million due to the acquisition of the Comanche complex.
Other revenues from customers increased by $241.3 million for the six months ended June 30, 2026, primarily due to increases of (i) $102.3 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes sold, and average prices, (ii) $100.3 million at the West Texas complex due to higher average prices and volumes sold, (iii) $18.0 million and $10.2 million at the DJ Basin and Chipeta complexes, respectively, due to increased volumes sold and average prices, and (iv) $7.1 million due to the acquisition of the Comanche complex.

Equity Income, Net – Related Parties

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2026	March 31, 2026	Inc / (Dec)	June 30, 2026	June 30, 2025	Inc / (Dec)
Equity income, net – related parties	$21,536	$14,776	46%	$36,312	$47,563	(24)%

Equity income, net – related parties increased by $6.8 million for the three months ended June 30, 2026, primarily due to increases of $2.5 million and $1.7 million at FRP and TEP, respectively.
Equity income, net – related parties decreased by $11.3 million for the six months ended June 30, 2026, primarily due to a decrease of $8.2 million at Mi Vida.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2026	March 31, 2026	Inc / (Dec)	June 30, 2026	June 30, 2025	Inc / (Dec)
Natural-gas purchases	$10,304	$7,957	29%	$18,261	$19,197	(5)%
Crude oil and NGLs purchases	102,363	96,146	6%	198,509	123,719	60%
Other	4,773	(1,219)	NM	3,554	(58,743)	106%
Cost of product	117,440	102,884	14%	220,324	84,173	162%
Operation and maintenance	285,353	264,241	8%	549,594	451,143	22%
Total Cost of product and Operation and maintenance expenses	$402,793	$367,125	10%	$769,918	$535,316	44%

Crude oil and NGLs purchases
Crude oil and NGLs purchases increased by $6.2 million for the three months ended June 30, 2026, primarily due to $3.7 million attributable to the acquisition of the Comanche complex.
Crude oil and NGLs purchases increased by $74.8 million for the six months ended June 30, 2026, primarily due to increases of (i) $51.0 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes, and higher average prices, and (ii) $10.3 million at the DJ Basin complex due to increased volumes and higher average prices.

Other items
Other items increased by $6.0 million and $62.3 million for the three and six months ended June 30, 2026, respectively, primarily due to changes in imbalance positions at the West Texas and DJ Basin complexes.

Operation and maintenance expense
Operation and maintenance expense increased by $21.1 million for the three months ended June 30, 2026, primarily due to increases of (i) $10.6 million in water-disposal costs and (ii) $6.2 million in chemicals and treating costs.
Operation and maintenance expense increased by $98.5 million for the six months ended June 30, 2026, primarily due to increases of (i) $115.5 million related to the Aris acquisition and (ii) $5.3 million in land-related costs. These increases were offset partially by a decrease of $26.6 million in equipment and maintenance costs.

Other Operating Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2026	March 31, 2026	Inc / (Dec)	June 30, 2026	June 30, 2025	Inc / (Dec)
General and administrative	$85,929	$75,150	14%	$161,079	$132,932	21%
Property and other taxes	19,736	19,486	1%	39,222	35,631	10%
Depreciation and amortization	205,945	200,426	3%	406,371	342,573	19%
Long-lived asset and other impairments	551	608	(9)%	1,159	689	68%
Total other operating expenses	$312,161	$295,670	6%	$607,831	$511,825	19%

General and administrative expenses
General and administrative expenses increased by $10.8 million for the three months ended June 30, 2026, primarily due to an increase of $8.0 million in corporate expenses, primarily related to transaction costs for the Brazos Delaware acquisition.
General and administrative expenses increased by $28.1 million for the six months ended June 30, 2026, primarily due to increases of (i) $14.0 million in corporate expenses, primarily related to transaction costs for the Brazos Delaware acquisition and higher legal expenses, and (ii) $10.0 million in salaries and wages.

Depreciation and amortization expense
Depreciation and amortization expense increased by $5.5 million for the three months ended June 30, 2026, primarily due to $4.0 million related to the acquisition of the Comanche complex.
Depreciation and amortization expense increased by $63.8 million for the six months ended June 30, 2026, primarily due to (i) $53.4 million related to the Aris acquisition and (ii) $8.9 million at the West Texas complex from new assets placed in service.

Interest Expense

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2026	March 31, 2026	Inc / (Dec)	June 30, 2026	June 30, 2025	Inc / (Dec)
Long-term and short-term debt	$(113,715)	$(115,532)	(2)%	$(229,247)	$(189,408)	21%
Finance lease liabilities	(238)	(296)	(20)%	(534)	(1,140)	(53)%
Commitment fees and amortization of debt-related costs	(1,744)	(1,868)	(7)%	(3,612)	(6,246)	(42)%
Capitalized interest	6,713	4,306	56%	11,019	4,331	154%
Interest expense	$(108,984)	$(113,390)	(4)%	$(222,374)	$(192,463)	16%

Interest expense decreased by $4.4 million for the three months ended June 30, 2026, primarily due to a decrease of $5.3 million due to the repayment of the 4.650% Senior Notes due 2026 during the second quarter of 2026.
Interest expense increased by $29.9 million for the six months ended June 30, 2026, primarily due to increases of (i) $31.7 million of interest incurred on the 4.800% Senior Notes due in 2031 and 5.500% Senior Notes due in 2035 that were issued during the fourth quarter of 2025 and (ii) $15.1 million of interest incurred on the 7.250% Senior Notes due in 2030 that were assumed as part of the acquisition of Aris during the fourth quarter of 2025. These increases were offset partially by decreases of (i) $6.7 million due to higher capitalized interest, (ii) $6.0 million due to the repayment of the 3.950% Senior Notes due in 2025 during the second quarter of 2025, and (iii) $5.3 million due to the repayment of the 4.650% Senior Notes due 2026 during the second quarter of 2026. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2026	March 31, 2026	Inc / (Dec)	June 30, 2026	June 30, 2025	Inc / (Dec)
Income (loss) before income taxes	$420,403	$362,533	16%	$782,936	$672,988	16%
Income tax expense (benefit)	5,152	3,501	47%	8,653	5,674	53%
Effective tax rate	1%	1%	—%	1%	1%	—%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax, and certain business activities operated through corporate subsidiaries are subject to federal and state income taxes.
Income tax expense increased by $1.7 million for the three months ended June 30, 2026, primarily due to changes in provision for Texas margin tax liabilities.
Income tax expense increased by $3.0 million for the six months ended June 30, 2026, primarily due to federal and state income tax resulting from the operations of our corporate subsidiaries, partially offset by changes in provision for Texas margin tax liabilities.

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
The following tables present reconciliations of the GAAP measures to our non-GAAP measures:

	Three Months Ended		Six Months Ended
thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$1,224,719	$1,123,579	$2,348,298	$1,859,438
Less:
Cost of product	117,440	102,884	220,324	84,173
Depreciation and amortization	205,945	200,426	406,371	342,573
Gross margin	901,334	820,269	1,721,603	1,432,692
Add:
Distributions from equity investments	24,630	25,652	50,282	65,466
Depreciation and amortization	205,945	200,426	406,371	342,573
Less:
Reimbursed electricity-related charges recorded as revenues	33,410	33,488	66,898	59,260
Adjusted Gross Margin attributable to noncontrolling interests	23,978	22,204	46,182	41,620
Adjusted Gross Margin	$1,074,521	$990,655	$2,065,176	$1,739,851

To facilitate investor and industry analysis, we also disclose per-Mcf Adjusted Gross Margin for natural-gas assets, per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets, and per-Bbl Adjusted Gross Margin for produced-water assets.

	Three Months Ended		Six Months Ended
thousands except per-unit amounts	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Gross margin
Gross margin for natural-gas assets (1)	$567,265	$533,518	$1,100,783	$1,066,606
Gross margin for crude-oil and NGLs assets (1)	116,084	106,212	222,296	208,114
Gross margin for produced-water assets (1)	216,927	187,779	404,706	173,917
Per-Mcf Gross margin for natural-gas assets (2)	1.13	1.10	1.11	1.10
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.39	2.22	2.31	2.18
Per-Bbl Gross margin for produced-water assets (2)	0.80	0.73	0.77	0.79
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets (3)	$658,322	$618,809	$1,277,131	$1,247,545
Adjusted Gross Margin for crude-oil and NGLs assets (3)	153,071	144,193	297,264	289,603
Adjusted Gross Margin for produced-water assets (3)	257,257	227,190	484,447	202,703
Per-Mcf Adjusted Gross Margin for natural-gas assets (4)	1.35	1.32	1.34	1.33
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (4)	3.21	3.07	3.14	3.09
Per-Bbl Adjusted Gross Margin for produced-water assets (4)	0.96	0.90	0.93	0.94
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

	Three Months Ended		Six Months Ended
thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$415,251	$359,032	$774,283	$667,314
Add:
Distributions from equity investments	24,630	25,652	50,282	65,466
Non-cash equity-based compensation expense	13,507	10,854	24,361	18,961
Interest expense	108,984	113,390	222,374	192,463
Income tax expense	5,152	3,501	8,653	5,674
Depreciation and amortization	205,945	200,426	406,371	342,573
Long-lived asset and other impairments	551	608	1,159	689
Other expense	329	—	329	233
Less:
Gain (loss) on divestiture and other, net	(4,598)	(6,367)	(10,965)	(5,578)
Gain (loss) on early extinguishment of debt	(150)	—	(150)	—
Equity income, net – related parties	21,536	14,776	36,312	47,563
Other income	2,834	6,734	9,568	11,169
Items impacting comparability
Acquisition-related expenses and other, net	476	(119)	357	—
Adjusted EBITDA attributable to noncontrolling interests	17,719	15,302	33,021	28,771
Adjusted EBITDA (1)	$736,532	$683,137	$1,419,669	$1,211,448
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$534,736	$469,903	$1,004,639	$1,094,770
Interest expense	108,984	113,390	222,374	192,463
Accretion and amortization of long-term obligations, net	(734)	(882)	(1,616)	(4,234)
Current income tax expense (benefit)	3,515	2,880	6,395	3,662
Other (income) expense, net	(2,834)	(6,730)	(9,564)	(11,169)
Distributions from equity investments in excess of cumulative earnings – related parties	18	9,889	9,907	14,047
Changes in assets and liabilities:
Accounts receivable, net	47,756	50,226	97,982	2,791
Accounts and imbalance payables and accrued liabilities, net	(6,425)	28,316	21,891	15,645
Other items, net	69,711	31,328	101,039	(67,756)
Acquisition-related expenses and other, net	(476)	119	(357)	—
Adjusted EBITDA attributable to noncontrolling interests	(17,719)	(15,302)	(33,021)	(28,771)
Adjusted EBITDA (1)	$736,532	$683,137	$1,419,669	$1,211,448
Cash flow information
Net cash provided by operating activities	$534,736	$469,903	$1,004,639	$1,094,770
Net cash used in investing activities	(1,107,346)	(234,877)	(1,342,223)	(314,764)
Net cash provided by (used in) financing activities	29,881	(407,022)	(377,141)	(1,740,738)
_________________________________________________________________________________________
(1)Includes non-cash revenue of $45.4 million and $55.1 million for the three months ended June 30, 2026, and March 31, 2026, respectively, and $100.6 million and $9.6 million for the six months ended June 30, 2026 and 2025, respectively. See Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended		Six Months Ended
thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Reconciliation of Net income (loss) to Distributable Cash Flow
Net income (loss)	$415,251	$359,032	$774,283	$667,314
Add:
Distributions from equity investments	24,630	25,652	50,282	65,466
Non-cash equity-based compensation expense	13,507	10,854	24,361	18,961
Income tax expense	5,152	3,501	8,653	5,674
Depreciation and amortization	205,945	200,426	406,371	342,573
Long-lived asset and other impairments	551	608	1,159	689
Other expense	329	—	329	233
Less:
Recognized service revenues - fee based in excess of (less than) customer billings	52,810	48,081	100,891	(63,718)
Gain (loss) on divestiture and other, net	(4,598)	(6,367)	(10,965)	(5,578)
Gain (loss) on early extinguishment of debt	(150)	—	(150)	—
Equity income, net - related parties	21,536	14,776	36,312	47,563
Items impacting comparability	476	(119)	357	—
Cash paid for maintenance capital expenditures	26,681	27,704	54,385	38,379
Capitalized interest	6,713	4,306	11,019	4,331
Cash paid for (reimbursement of) income taxes	10,169	3,449	13,618	2,301
Other income (net of interest income)	495	(86)	409	330
Distributable Cash Flow attributable to noncontrolling interests	14,076	11,744	25,820	25,515
Distributable Cash Flow	$537,157	$496,585	$1,033,742	$1,051,787
Reconciliation of Adjusted EBITDA to Distributable Cash Flow
Adjusted EBITDA	$736,532	$683,137	$1,419,669	$1,211,448
Less:
Recognized service revenues - fee based in excess of (less than) customer billings	52,810	48,081	100,891	(63,718)
Capitalized interest	6,713	4,306	11,019	4,331
Cash paid for maintenance capital expenditures	26,681	27,704	54,385	38,379
Cash paid for (reimbursement of) income taxes	10,169	3,449	13,618	2,301
Interest expense (net of interest income)	106,645	106,570	213,215	181,624
Distributable Cash Flow attributable to noncontrolling interests	(3,643)	(3,558)	(7,201)	(3,256)
Distributable Cash Flow	$537,157	$496,585	$1,033,742	$1,051,787

	Three Months Ended		Six Months Ended
thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$534,736	$469,903	$1,004,639	$1,094,770
Less:
Capital expenditures	270,339	235,726	506,065	321,025
Contributions to equity investments (including capitalized interest)	810	1,768	2,578	—
Add:
Distributions from equity investments in excess of cumulative earnings — related parties	18	9,889	9,907	14,047
Free Cash Flow	$263,605	$242,298	$505,903	$787,792
Cash flow information
Net cash provided by operating activities	$534,736	$469,903	$1,004,639	$1,094,770
Net cash used in investing activities	(1,107,346)	(234,877)	(1,342,223)	(314,764)
Net cash provided by (used in) financing activities	29,881	(407,022)	(377,141)	(1,740,738)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of gross margin as compared to the prior periods, including Revenues, Cost of Product (Natural-gas purchases, Crude oil and NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $81.1 million for the three months ended June 30, 2026, due to a $101.1 million increase in total revenues and other, partially offset by a $14.6 million increase in cost of product.
Gross margin increased by $288.9 million for the six months ended June 30, 2026, due to a $488.9 million increase in total revenues and other. This increase was offset partially by increases of (i) $136.2 million in cost of product and (ii) $63.8 million in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of net income (loss) as compared to the prior periods.
Net income (loss) increased by $56.2 million for the three months ended June 30, 2026, primarily due to a $101.1 million increase in total revenues and other, partially offset by a $52.2 million increase in total operating expenses.
Net income (loss) increased by $107.0 million for the six months ended June 30, 2026, primarily due to a $488.9 million increase in total revenues and other. This increase was offset partially by (i) a $330.6 million increase in total operating expenses, (ii) a $29.9 million increase in interest expense, and (iii) an $11.3 million decrease in equity income, net – related parties,

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2026	March 31, 2026	Inc / (Dec)	June 30, 2026	June 30, 2025	Inc / (Dec)
Adjusted Gross Margin	$1,074,521	$990,655	8%	$2,065,176	$1,739,851	19%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.35	1.32	2%	1.34	1.33	1%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	3.21	3.07	5%	3.14	3.09	2%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.96	0.90	7%	0.93	0.94	(1)%
Adjusted EBITDA	736,532	683,137	8%	1,419,669	1,211,448	17%
Distributable Cash Flow	537,157	496,585	8%	1,033,742	1,051,787	(2)%
Free Cash Flow	263,605	242,298	9%	505,903	787,792	(36)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin. Adjusted Gross Margin increased by $83.9 million for the three months ended June 30, 2026, primarily due to (i) increased throughput and disposal-fee revenue at the DBM water systems, (ii) the acquisition of the Comanche complex, (iii) increased throughput, average prices, and volumes sold at the DJ Basin complex, and (iv) increased average prices and volumes sold at the Powder River Basin and Chipeta complexes.
Adjusted Gross Margin increased by $325.3 million for the six months ended June 30, 2026, primarily due to (i) increased throughput at the DBM water systems, including the acquisition of Aris, increased skim-oil volumes sold, and averages prices, (ii) increased throughput, volumes sold, and average prices at the DJ Basin complex, (iii) increased throughput and deficiency fees on certain contracts with increasing throughput minimums at the DBM oil system, and (iv) the acquisition of the Comanche complex.
Per-Mcf Adjusted Gross Margin for natural-gas assets increased by $0.03 for the three months ended June 30, 2026, primarily due to (i) the acquisition of the Comanche complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, (ii) increased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, and increased average prices and volumes sold, and (iii) increased average prices and volumes sold at the Powder River Basin and Chipeta complexes.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets increased by $0.14 for the three months ended June 30, 2026, primarily due to increased deficiency fees on certain contracts with increasing throughput minimums at the DBM oil system, partially offset by lower distributions at FRP and TEP.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets increased by $0.05 for the six months ended June 30, 2026, primarily due to increased throughput at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, and increased deficiency fees on certain contracts with increasing throughput minimums. This increase was offset partially by lower distributions at FRP and TEP.
Per-Bbl Adjusted Gross Margin for produced-water assets increased by $0.06 for the three months ended June 30, 2026, primarily due to increased throughput and disposal-fee revenue.

Adjusted EBITDA. Adjusted EBITDA increased by $53.4 million for the three months ended June 30, 2026, primarily due to a $101.1 million increase in total revenues and other, partially offset by (i) a $21.1 million increase in operation and maintenance expenses, (ii) a $14.2 million increase in cost of product (net of lower of cost or market inventory adjustments), and (iii) an $8.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $208.2 million for the six months ended June 30, 2026, primarily due to a $488.9 million increase in total revenues and other. This amount was offset partially by (i) a $136.1 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $98.5 million increase in operation and maintenance expenses, (iii) a $22.7 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and (iv) a $15.2 million decrease in distributions from equity investments.

Distributable Cash Flow. Distributable Cash Flow increased by $40.6 million for the three months ended June 30, 2026, primarily due to a $53.4 million increase in Adjusted EBITDA. This amount was offset partially by a $6.7 million increase in cash paid for income taxes.
Distributable Cash Flow decreased by $18.0 million for the six months ended June 30, 2026, primarily due to (i) a $164.6 million increase in recognized service revenues - fee based in excess of (less than) customer billings, (ii) a $31.6 million increase in interest expense (net of interest income), (iii) a $16.0 million increase in cash paid for maintenance capital expenditures, (iv) an $11.3 million increase in cash paid for income taxes, and (v) a $6.7 million increase in capitalized interest. These amounts were offset partially by a $208.2 million increase in Adjusted EBITDA.

Free Cash Flow. Free Cash Flow increased by $21.3 million for the three months ended June 30, 2026, primarily due to a $64.8 million increase in net cash provided by operating activities. This amount was offset partially by (i) a $34.6 million increase in capital expenditures and (ii) a $9.9 million decrease in distributions from equity investments in excess of cumulative earnings.
Free Cash Flow decreased by $281.9 million for the six months ended June 30, 2026, primarily due to (i) a $185.0 million increase in capital expenditures and (ii) a $90.1 million decrease in net cash provided by operating activities.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity as of June 30, 2026, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. We distribute all our available cash, as defined in our partnership agreement, within 55 days following each quarter’s end. The Board declared a cash distribution to unitholders for the second quarter of 2026 of $0.930 per unit, or $392.7 million in the aggregate. The cash distribution is payable on August 14, 2026, to our unitholders of record at the close of business on July 31, 2026.
In February 2025, the Board authorized the 2025 Purchase Program for the repurchase of up to $250.0 million of our common units through December 31, 2026. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to acquire any common units, and the program may be suspended or discontinued at our discretion without prior notice. During the six months ended June 30, 2026, the Partnership repurchased no common units. As of June 30, 2026, the Partnership had an authorized amount of $250.0 million remaining under the program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of June 30, 2026, we had a $110.6 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. The effective borrowing capacity under the RCF was $1.8 billion as of June 30, 2026, after taking into account the $163.3 million of outstanding commercial paper borrowings, for which we maintain availability under the RCF as support for our commercial paper program. See Note 8—Selected Components of Working Capital and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

	Six Months Ended June 30,
thousands	2026	2025
Acquisitions	$818,723	$—
Capital expenditures (1)	506,065	321,025
Capital incurred (1)	567,711	342,094
_________________________________________________________________________________________
(1)For the six months ended June 30, 2026 and 2025, included $11.0 million and $4.3 million, respectively, of capitalized interest.

Acquisitions for the six months ended June 30, 2026, included the acquisition of Brazos Delaware. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures increased by $185.0 million for the six months ended June 30, 2026, primarily due to increases of (i) $146.6 million at the DBM water systems related to the Pathfinder pipeline project and the acquisition of Aris and (ii) $65.2 million at the West Texas complex primarily attributable to construction costs associated with the North Loving Train II. These increases were offset partially by a decrease of $30.8 million at the DBM oil system related to decreases in pipeline, oil pumping, and electrical distribution projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
thousands	2026	2025
Net cash provided by (used in):
Operating activities	$1,004,639	$1,094,770
Investing activities	(1,342,223)	(314,764)
Financing activities	(377,141)	(1,740,738)
Net increase (decrease) in cash and cash equivalents	$(714,725)	$(960,732)

Operating activities. Net cash provided by operating activities decreased for the six months ended June 30, 2026, primarily due to (i) the impact of changes in assets and liabilities, including as a result of the West Texas complex gas-gathering agreement amendment replacing cost-of-service fees with fixed fees (see Executive Summary within this Item 2), (ii) higher interest expense, and (iii) lower distributions from equity-investment earnings; all partially offset by higher cash operating income. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2026, primarily included (i) the acquisition of Brazos Delaware, (ii) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the DBM water systems, West Texas complex, Powder River Basin complex, DJ Basin complex, and DJ Basin oil system, and (iii) distributions received from equity investments in excess of cumulative earnings.
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

Financing activities. Net cash used in financing activities for the six months ended June 30, 2026, primarily included (i) repayment of the total principal amount outstanding of the 4.650% Senior Notes due 2026, (ii) distributions paid to WES unitholders and noncontrolling interest owners, (iii) issuance of $700.0 million in aggregate principal amount of 5.700% Senior Notes due 2036 and RCF borrowings, and (iv) net commercial paper program borrowings.
Net cash used in financing activities for the six months ended June 30, 2025, primarily included (i) repayment of the total principal amount outstanding of the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 at par value, (ii) distributions paid to WES unitholders and noncontrolling interest owners, and (iii) a decrease in outstanding checks.

Debt and credit facilities. As of June 30, 2026, (i) the carrying value of outstanding debt was $9.1 billion and (ii) the effective borrowing capacity under WES Operating’s $2.0 billion RCF was $1.8 billion, after taking into account the $163.3 million of outstanding commercial paper borrowings, for which WES Operating maintains availability under the RCF as support for its commercial paper program.
During the six months ended June 30, 2026, WES Operating (i) retired the 4.650% Senior Notes due 2026 on the par call date of April 1, 2026 for $440.5 million with proceeds from the public offerings of $1.2 billion in aggregate principal amount of Senior Notes issued in the fourth quarter of 2025 and (ii) completed the public offering of $700.0 million in aggregate principal amount of 5.700% Senior Notes due 2036.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Six Months Ended
thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net income (loss) attributable to WES	$403,552	$350,276	$753,828	$650,687
Limited partner interest in WES Operating not held by WES (1)	7,781	6,827	14,608	13,283
General and administrative expenses (2)	703	345	1,048	113
Other income (expense), net	(74)	(90)	(164)	(95)
Income taxes	1,922	3,375	5,297	—
Net income (loss) attributable to WES Operating	$413,884	$360,733	$774,617	$663,988
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2026	2025
WES net cash provided by operating activities	$1,004,639	$1,094,770
General and administrative expenses (1)	1,048	113
Non-cash equity-based compensation expense	(386)	(254)
Changes in working capital	(25,979)	(19,693)
Other income (expense), net	(164)	(95)
Income taxes	46	—
WES Operating net cash provided by operating activities	$979,204	$1,074,841

WES net cash provided by (used in) financing activities	$(377,141)	$(1,740,738)
Distributions to WES unitholders (2)	754,318	696,249
Distributions to WES from WES Operating (3)	(750,089)	(696,429)
Increase (decrease) in outstanding checks	(2,606)	—
Other	28,760	20,042
WES Operating net cash provided by (used in) financing activities	$(346,758)	$(1,720,876)
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
For the six months ended June 30, 2026, and excluding the impact of equity investments, 95% of our wellhead natural-gas volume and 100% of our crude-oil and produced-water throughput were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee lowered its target range for the federal funds rate twice in 2025 and the target range has remained static during the six months ended June 30, 2026. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of June 30, 2026, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) $163.3 million outstanding in commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at June 30, 2026, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4., “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of June 30, 2026.
The Partnership closed on the acquisition of Brazos Delaware on June 11, 2026. The Partnership is in the process of evaluating the incorporation of the financial information of Brazos Delaware into its financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Solaris Water Midstream, LLC (“Solaris”), a subsidiary of Aris, and certain affiliates are named defendants in Cause No. 23-05-1085, Stateline Operating, LLC and Stateline Royalties, LP vs. Devon Energy Corporation, Stateline Water, LLC, Devon Energy Production Company, LP, Solaris Water Midstream, LLC, Solaris Midstream DB-TX LLC, and Aris Water Solutions, Inc., in the 143rd District Court, Loving County, Texas, which was filed on May 4, 2023. In this action, Plaintiffs sue Defendants for, among other things, negligence, waste, trespass, and nuisance based on Plaintiffs’ allegations that Defendants’ operations have harmed Plaintiffs’ oil and gas lease through the injection of disposed saltwater. Defendants dispute Plaintiffs’ claims of liability and damages in this matter. There is currently no scheduled trial date as the previous trial date of September 14, 2026 was vacated by the Court in July 2026. The Court has also indicated that the case will be transferred to Reeves County, Texas.
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

We may fail to successfully combine the assets and business of Brazos Delaware with our business, which could have an adverse impact on our future results.

The Brazos Delaware acquisition closed on June 11, 2026. The integration of these acquired assets involves potential risks, including the failure to realize expected profitability, growth, or accretion; environmental or regulatory compliance matters or liabilities; diversion of management’s attention from our existing business; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.
If any of the risks described above or other anticipated or unanticipated liabilities were to materialize, it could have an adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the 2025 Purchase Program during the second quarter of 2026:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
April 1-30, 2026	—	$—	—	$250,000,000
May 1-31, 2026	—	—	—	250,000,000
June 1-30, 2026	—	—	—	250,000,000
Total	—	$—	—
______________________________________________________________________________________
(1)In 2025, the Board authorized WES to buy back up to $250.0 million of our common units through December 31, 2026. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended June 30, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

#	2.	2
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

4.	32
Sixteenth Supplemental Indenture, dated as of June 25, 2026, by and between Western Midstream Operating, LP, as Issuer, and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on June 25, 2026, File No. 001-35753).

4.	33	Form of 5.700% Senior Notes due 2036 (included as Exhibit A to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on June 25, 2026, File No. 001-34046)).
10.	1
Membership Interest Purchase Agreement, dated May 6, 2026, by and among Western Midstream Partners, LP, B-2 Holdings LLC and Brazos Permian II, LLC (incorporated by reference to Exhibit 2.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on June 12, 2026, File No. 001-35753).

10.	2
Registration Rights and Lock-Up Agreement, dated June 11, 2026, by and among Western Midstream Partners, LP, Brazos Permian II, LLC and each of the other holders from time to time party thereto (incorporated by reference to Exhibit 4.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on June 12, 2026, File No. 001-35753).

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

August 5, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

August 5, 2026
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

August 5, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

August 5, 2026
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)