Form 10-Q
period 2026-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2026-11-04
CIK 1423902, 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of October 30, 2026:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	413,221,108
Western Midstream Operating, LP	None	None	None	None
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
Solitude
SPS Parent, LLC, in which we have a 7.50% member interest. We entered into this joint venture in August 2026 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Solitude pipeline	Two 48-inch natural-gas pipelines running from the Permian Basin to Katy, Texas that are being or will be constructed by Solitude to provide scalable, long-haul natural-gas transportation.
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
Water solutions volumes	Groundwater and gathered produced water that is treated and recycled.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The Delaware Basin Midstream complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC, a subsidiary of Occidental.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
2025 Purchase Program	The $250.0 million buyback program ending December 31, 2026. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2026	2025	2026	2025
Revenues and other
Service revenues – fee based	$1,018,558	$868,253	$2,931,956	$2,542,869
Service revenues – product based	88,161	33,919	289,569	143,613
Product sales	95,709	50,129	320,088	124,878
Other	(8,211)	183	902	562
Total revenues and other (1)	1,194,217	952,484	3,542,515	2,811,922
Equity income, net – related parties	18,803	16,847	55,115	64,410
Operating expenses
Cost of product	121,687	51,187	342,011	135,360
Operation and maintenance	291,456	212,385	841,050	663,528
General and administrative	87,783	64,119	248,862	197,051
Property and other taxes	20,383	15,725	59,605	51,356
Depreciation and amortization	223,776	170,323	630,147	512,896
Long-lived asset and other impairments	557	11,562	1,716	12,251
Total operating expenses (2)	745,642	525,301	2,123,391	1,572,442
Gain (loss) on divestiture and other, net (3)	(5,831)	(2,470)	(16,796)	(8,048)
Operating income (loss)	461,547	441,560	1,457,443	1,295,842
Interest expense	(116,580)	(92,353)	(338,954)	(284,816)
Gain (loss) on early extinguishment of debt	—	—	(150)	—
Other income (expense), net	792	1,754	10,356	12,923
Income (loss) before income taxes	345,759	350,961	1,128,695	1,023,949
Income tax expense (benefit)	6,780	2,089	15,433	7,763
Net income (loss)	338,979	348,872	1,113,262	1,016,186
Net income (loss) attributable to noncontrolling interests	7,073	9,257	27,528	25,884
Net income (loss) attributable to Western Midstream Partners, LP	$331,906	$339,615	$1,085,734	$990,302
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$331,906	$339,615	$1,085,734	$990,302
General partner interest in net (income) loss	(7,122)	(7,885)	(23,676)	(22,985)
Limited partners’ interest in net income (loss) (4)	324,784	331,730	1,062,058	967,317
Net income (loss) per common unit – basic (4)	$0.79	$0.87	$2.63	$2.54
Net income (loss) per common unit – diluted (4)	$0.78	$0.87	$2.62	$2.53
Weighted-average common units outstanding – basic (4)	413,175	381,330	403,489	381,216
Weighted-average common units outstanding – diluted (4)	415,055	382,788	405,180	382,630
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $533.7 million and $1.7 billion for the three and nine months ended September 30, 2026, respectively, and $586.0 million and $1.7 billion for the three and nine months ended September 30, 2025, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $22.6 million and $59.0 million for the three and nine months ended September 30, 2026, respectively, and $3.2 million and $(16.2) million for the three and nine months ended September 30, 2025, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$44,500	$819,491
Accounts receivable, net	1,073,594	773,197
Other current assets	65,216	64,253
Total current assets	1,183,310	1,656,941
Property, plant, and equipment
Cost	19,531,529	17,648,375
Less accumulated depreciation	6,936,828	6,427,467
Net property, plant, and equipment	12,594,701	11,220,908
Goodwill	394,199	353,257
Other intangible assets	1,408,552	913,758
Equity investments	512,888	504,859
Other assets	340,309	348,697
Total assets (1)	$16,433,959	$14,998,420
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$555,764	$319,170
Short-term debt	270,928	448,825
Accrued ad valorem taxes	62,100	60,114
Accrued liabilities	564,181	408,375
Total current liabilities	1,452,973	1,236,484
Long-term liabilities
Long-term debt	8,883,595	8,195,170
Deferred income taxes	121,313	111,277
Asset retirement obligations	491,139	427,858
Other liabilities	1,136,543	864,509
Total long-term liabilities	10,632,590	9,598,814
Total liabilities (2)	12,085,563	10,835,298
Equity and partners’ capital
Common units (413,183,736 and 408,141,366 units issued and outstanding at September 30, 2026, and December 31, 2025, respectively)	4,205,189	4,016,606
General partner units (9,060,641 units issued and outstanding at September 30, 2026, and December 31, 2025)	3,202	4,624
Total partners’ capital	4,208,391	4,021,230
Noncontrolling interests	140,005	141,892
Total equity and partners’ capital	4,348,396	4,163,122
Total liabilities, equity, and partners’ capital	$16,433,959	$14,998,420
________________________________________________________________________________________
(1)Total assets includes related-party amounts of $935.2 million and $946.4 million as of September 30, 2026, and December 31, 2025, respectively, which includes related-party accounts receivable, net of $384.1 million and $407.9 million as of September 30, 2026, and December 31, 2025, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $1.2 billion and $666.9 million as of September 30, 2026, and December 31, 2025, respectively, which includes related-party accounts and imbalance payables of $40.7 million and $20.6 million as of September 30, 2026, and December 31, 2025, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2025	$4,016,606	$4,624	$141,892	$4,163,122
Net income (loss)	342,390	7,886	8,756	359,032
Distributions to Chipeta noncontrolling interest owner	—	—	(2,117)	(2,117)
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,332)	(7,332)
Distributions to Partnership unitholders	(371,430)	(8,245)	—	(379,675)
WES unit redemption with Occidental (1)	(610,000)	—	—	(610,000)
Equity-based compensation expense	10,854	—	—	10,854
Other	(26,894)	—	—	(26,894)
Balance at March 31, 2026	$3,361,526	$4,265	$141,199	$3,506,990
Net income (loss)	394,884	8,668	11,699	415,251
Distributions to Chipeta noncontrolling interest owner	—	—	(1,881)	(1,881)
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,173)	(7,173)
Distributions to Partnership unitholders	(366,217)	(8,426)	—	(374,643)
Acquisition-related issuance of units	851,963	—	—	851,963
Equity-based compensation expense	13,507	—	—	13,507
Other	(1,864)	—	—	(1,864)
Balance at June 30, 2026	$4,253,799	$4,507	$143,844	$4,402,150
Net income (loss)	324,784	7,122	7,073	338,979
Distributions to Chipeta noncontrolling interest owner	—	—	(3,580)	(3,580)
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,332)	(7,332)
Distributions to Partnership unitholders	(384,252)	(8,427)	—	(392,679)
Equity-based compensation expense	12,730	—	—	12,730
Other	(1,872)	—	—	(1,872)
Balance at September 30, 2026	$4,205,189	$3,202	$140,005	$4,348,396
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

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2026	2025
Cash flows from operating activities
Net income (loss)	$1,113,262	$1,016,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	630,147	512,896
Long-lived asset and other impairments	1,716	12,251
Non-cash equity-based compensation expense	37,091	29,417
Deferred income taxes	6,590	2,236
Accretion and amortization of long-term obligations, net	2,537	6,130
Equity income, net – related parties	(55,115)	(64,410)
Distributions from equity-investment earnings – related parties	60,808	69,217
(Gain) loss on divestiture and other, net (1)	16,796	8,048
(Gain) loss on early extinguishment of debt	150	—
Other	282	286
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(218,028)	19,165
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	101,058	(56,482)
Change in other items, net	(125,145)	110,040
Net cash provided by operating activities	1,572,149	1,664,980
Cash flows from investing activities
Capital expenditures	(808,365)	(505,783)
Acquisitions from third parties	(818,723)	—
Contributions to equity investments – related parties	(27,710)	—
Distributions from equity investments in excess of cumulative earnings – related parties	13,988	26,000
Proceeds from the sale of assets to third parties	—	162
(Increase) decrease in materials and supplies inventory and other	(19,181)	3,329
Net cash provided by (used in) investing activities	(1,659,991)	(476,292)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,050,464	(1,171)
Repayments of debt	(800,505)	(1,000,589)
Commercial paper borrowings (repayments), net	265,771	—
Increase (decrease) in outstanding checks	10,761	(3,114)
Distributions to Partnership unitholders (1)	(1,146,997)	(1,051,503)
Distributions to Chipeta noncontrolling interest owner	(7,578)	—
Distributions to noncontrolling interest owner of WES Operating	(21,837)	(21,485)
Other	(37,228)	(24,002)
Net cash provided by (used in) financing activities	(687,149)	(2,101,864)
Net increase (decrease) in cash and cash equivalents	(774,991)	(913,176)
Cash and cash equivalents at beginning of period	819,491	1,090,464
Cash and cash equivalents at end of period	$44,500	$177,288
Supplemental disclosures
Interest paid, net of capitalized interest	$344,031	$318,228
Accrued capital expenditures	125,123	62,118
Income taxes paid (reimbursements received)	13,491	2,301
Asset retirement cost additions and revisions, net	44,734	9,522
Acquisition-related issuance of units	851,963	—
WES unit redemption with Occidental (1)	610,000	—
_________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenues and other
Service revenues – fee based	$1,018,558	$868,253	$2,931,956	$2,542,869
Service revenues – product based	88,161	33,919	289,569	143,613
Product sales	95,709	50,129	320,088	124,878
Other	(8,211)	183	902	562
Total revenues and other (1)	1,194,217	952,484	3,542,515	2,811,922
Equity income, net – related parties	18,803	16,847	55,115	64,410
Operating expenses
Cost of product	121,687	51,187	342,011	135,360
Operation and maintenance	291,456	212,385	841,050	663,528
General and administrative	87,393	63,780	247,424	196,599
Property and other taxes	20,383	15,725	59,605	51,356
Depreciation and amortization	223,776	170,323	630,147	512,896
Long-lived asset and other impairments	557	11,562	1,716	12,251
Total operating expenses (2)	745,252	524,962	2,121,953	1,571,990
Gain (loss) on divestiture and other, net (3)	(5,831)	(2,470)	(16,796)	(8,048)
Operating income (loss)	461,937	441,899	1,458,881	1,296,294
Interest expense	(116,580)	(92,353)	(338,954)	(284,816)
Gain (loss) on early extinguishment of debt	—	—	(150)	—
Other income (expense), net	716	1,707	10,116	12,781
Income (loss) before income taxes	346,073	351,253	1,129,893	1,024,259
Income tax expense (benefit)	3,067	2,089	6,423	7,763
Net income (loss)	343,006	349,164	1,123,470	1,016,496
Net income (loss) attributable to noncontrolling interest	928	2,316	6,775	5,660
Net income (loss) attributable to Western Midstream Operating, LP	$342,078	$346,848	$1,116,695	$1,010,836
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $533.7 million and $1.7 billion for the three and nine months ended September 30, 2026, respectively, and $586.0 million and $1.7 billion for the three and nine months ended September 30, 2025, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $23.7 million and $62.6 million for the three and nine months ended September 30, 2026, respectively, and $4.1 million and $(12.9) million for the three and nine months ended September 30, 2025, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$32,180	$808,372
Accounts receivable, net	1,073,553	773,165
Other current assets	63,965	63,604
Total current assets	1,169,698	1,645,141
Property, plant, and equipment
Cost	19,531,529	17,648,375
Less accumulated depreciation	6,936,828	6,427,467
Net property, plant, and equipment	12,594,701	11,220,908
Goodwill	394,199	353,257
Other intangible assets	1,408,552	913,758
Equity investments	512,888	504,859
Other assets	335,590	345,529
Total assets (1)	$16,415,628	$14,983,452
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$582,151	$376,947
Short-term debt	270,928	448,825
Accrued ad valorem taxes	62,100	60,114
Accrued liabilities	481,996	326,873
Total current liabilities	1,397,175	1,212,759
Long-term liabilities
Long-term debt	8,883,595	8,195,170
Deferred income taxes	37,683	36,646
Asset retirement obligations	491,139	427,858
Other liabilities	1,130,482	859,947
Total long-term liabilities	10,542,899	9,519,621
Total liabilities (2)	11,940,074	10,732,380
Equity and partners’ capital
Common units (424,286,889 and 403,205,667 units issued and outstanding at September 30, 2026, and December 31, 2025, respectively)	3,572,861	3,347,576
Preferred units (21,965,846 units issued and outstanding at September 30, 2026, and December 31, 2025)	868,978	868,978
Total partners’ capital	4,441,839	4,216,554
Noncontrolling interest	33,715	34,518
Total equity and partners’ capital	4,475,554	4,251,072
Total liabilities, equity, and partners’ capital	$16,415,628	$14,983,452
_________________________________________________________________________________________
(1)Total assets includes related-party amounts of $930.2 million and $943.2 million as of September 30, 2026, and December 31, 2025, respectively, which includes related-party accounts receivable, net of $384.1 million and $407.9 million as of September 30, 2026, and December 31, 2025, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $1.2 billion and $722.3 million as of September 30, 2026, and December 31, 2025, respectively, which includes related-party accounts and imbalance payables of $67.2 million and $76.0 million as of September 30, 2026, and December 31, 2025, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Preferred Units	Noncontrolling Interest	Total
Balance at December 31, 2025	$3,347,576	$868,978	$34,518	$4,251,072
Net income (loss)	345,787	14,946	1,929	362,662
Distributions to Chipeta noncontrolling interest owner	—	—	(2,117)	(2,117)
Distributions to WES Operating unitholders	(370,965)	(14,946)	—	(385,911)
Contributions of equity-based compensation from WES	10,668	—	—	10,668
Distribution of receivable related to the WES unit redemption with Occidental (1)	(610,000)	—	—	(610,000)
Balance at March 31, 2026	$2,723,066	$868,978	$34,330	$3,626,374
Net income (loss)	398,939	14,945	3,918	417,802
Acquisition-related issuance of units	851,963	—	—	851,963
Distributions to Chipeta noncontrolling interest owner	—	—	(1,881)	(1,881)
Distributions to WES Operating unitholders	(363,738)	(14,945)	—	(378,683)
Contributions of equity-based compensation from WES	13,307	—	—	13,307
Balance at June 30, 2026	$3,623,537	$868,978	$36,367	$4,528,882
Net income (loss)	327,133	14,945	928	343,006
Distributions to Chipeta noncontrolling interest owner	—	—	(3,580)	(3,580)
Distributions to WES Operating unitholders	(390,336)	(14,945)	—	(405,281)
Contributions of equity-based compensation from WES	12,527	—	—	12,527
Balance at September 30, 2026	$3,572,861	$868,978	$33,715	$4,475,554
_________________________________________________________________________________________
(1)See Note 6.

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,399,650	$26,476	$3,426,126
Net income (loss)	315,076	1,242	316,318
Distributions to WES Operating unitholders	(347,356)	—	(347,356)
Contributions of equity-based compensation from WES	8,144	—	8,144
Balance at March 31, 2025	$3,375,514	$27,718	$3,403,232
Net income (loss)	348,912	2,102	351,014
Distributions to WES Operating unitholders	(363,290)	—	(363,290)
Contributions of equity-based compensation from WES	10,563	—	10,563
Other	—	2,500	2,500
Balance at June 30, 2025	$3,371,699	$32,320	$3,404,019
Net income (loss)	346,848	2,316	349,164
Distributions to WES Operating unitholders	(363,290)	—	(363,290)
Contributions of equity-based compensation from WES	10,280	—	10,280
Balance at September 30, 2025	$3,365,537	$34,636	$3,400,173
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2026	2025
Cash flows from operating activities
Net income (loss)	$1,123,470	$1,016,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	630,147	512,896
Long-lived asset and other impairments	1,716	12,251
Non-cash equity-based compensation expense	36,502	28,987
Deferred income taxes	(2,409)	2,236
Accretion and amortization of long-term obligations, net	2,537	6,130
Equity income, net – related parties	(55,115)	(64,410)
Distributions from equity-investment earnings – related parties	60,808	69,217
(Gain) loss on divestiture and other, net (1)	16,796	8,048
(Gain) loss on early extinguishment of debt	150	—
Other	282	286
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(218,020)	(1,423)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	71,396	(60,557)
Change in other items, net	(124,491)	113,658
Net cash provided by operating activities	1,543,769	1,643,815
Cash flows from investing activities
Capital expenditures	(808,365)	(505,783)
Acquisitions from third parties	(818,723)	—
Contributions to equity investments – related parties	(27,710)	—
Distributions from equity investments in excess of cumulative earnings – related parties	13,988	26,000
Proceeds from the sale of assets to third parties	—	162
(Increase) decrease in materials and supplies inventory and other	(19,181)	3,329
Net cash provided by (used in) investing activities	(1,659,991)	(476,292)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,050,464	(1,171)
Repayments of debt	(800,505)	(1,000,589)
Commercial paper borrowings (repayments), net	265,771	—
Increase (decrease) in outstanding checks	8,349	(3,180)
Distributions to WES Operating unitholders (1)	(1,169,875)	(1,073,936)
Distributions to Chipeta noncontrolling interest owner	(7,578)	—
Other	(6,596)	(2,354)
Net cash provided by (used in) financing activities	(659,970)	(2,081,230)
Net increase (decrease) in cash and cash equivalents	(776,192)	(913,707)
Cash and cash equivalents at beginning of period	808,372	1,084,446
Cash and cash equivalents at end of period	$32,180	$170,739
Supplemental disclosures
Interest paid, net of capitalized interest	$344,031	$318,228
Accrued capital expenditures	125,123	62,118
Income taxes paid (reimbursements received)	13,491	2,301
Asset retirement cost additions and revisions, net	44,734	9,522
Acquisition-related issuance of units	851,963	—
Distribution of receivable related to the WES unit redemption with Occidental (1)	610,000	—
________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP (the “Partnership”) is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed in 2007 to acquire, own, develop, and operate midstream assets. As of September 30, 2026, the Partnership owns, directly and indirectly, a 98.2% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating. In addition, Occidental owns the Partnership’s general partner and, as of September 30, 2026, a 1.8% limited partner interest in WES Operating through its ownership of WGR Asset Holding Company LLC (“WGRAH”). See Noncontrolling interests below.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells residue, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of September 30, 2026, the Partnership’s assets and investments, excluding assets under construction, consisted of the following:

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Noncontrolling interests. The Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta for all periods presented and (ii) the 1.8%, 1.9%, and 2.0% limited partner interest in WES Operating as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively, owned by an Occidental subsidiary. WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta.

Inventory. As of September 30, 2026, and December 31, 2025, other current assets includes (i) $1.5 million and $2.7 million, respectively, of crude oil and NGLs inventory and (ii) $12.5 million and $10.1 million, respectively, of materials and supplies inventory that are classified as short term on the consolidated balance sheets. As of September 30, 2026, and December 31, 2025, other assets includes (i) $3.8 million and $3.2 million, respectively, of NGLs line-fill inventory and (ii) $145.5 million and $131.6 million, respectively, of materials and supplies inventory that are classified as long term on the consolidated balance sheets.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather, transport, recycle, treat, supply, and dispose of produced water in the United States. See Note 11.

New accounting pronouncements not yet adopted. In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires additional disclosure and disaggregation of certain income statement expense line items and may be applied prospectively or retrospectively. The Partnership plans to adopt the standard when it becomes effective beginning with the fiscal-year 2027 annual financial statements. The Partnership is assessing the impact of this guidance on its disclosures in the Notes to Consolidated Financial Statements.

Customer concentration. For the nine months ended September 30, 2026, Occidental (see Note 6) and one other third-party customer were the only customers from which revenues exceeded 10% of consolidated revenues.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenue from customers
Service revenues – fee based	$1,018,558	$868,253	$2,931,956	$2,542,869
Service revenues – product based	88,161	33,919	289,569	143,613
Product sales	95,709	50,129	320,088	124,878
Total revenue from customers	1,202,428	952,301	3,541,613	2,811,360
Revenue from other than customers
Other	(8,211)	183	902	562
Total revenues and other	$1,194,217	$952,484	$3,542,515	$2,811,922

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract balances. Receivables from customers, which are included in accounts receivable, net on the consolidated balance sheets, were $1.1 billion and $737.0 million as of September 30, 2026, and December 31, 2025, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2025	$10,515
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(4,437)
Additional estimated revenues recognized (2)	6,475
Contract assets balance at September 30, 2026	$12,553

Contract assets at September 30, 2026
Other current assets	$6,420
Other assets	6,133
Total contract assets from contracts with customers	$12,553
________________________________________________________________________________________
(1)Includes $(0.8) million for the three months ended September 30, 2026.
(2)Includes $(0.3) million for the three months ended September 30, 2026.

Contract liabilities primarily relate to (i) consideration received from customers for which revenue recognition is deferred and (ii) aid-in-construction payments received from customers that must be recognized over the expected period of customer benefit.
The following table summarizes activity related to contract liabilities from contracts with customers:

thousands
Contract liabilities balance at December 31, 2025	$767,148
Cash received or receivable, excluding revenues recognized during the period (1)	(225)
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(79,070)
Non-cash consideration received for WES unit redemption from Occidental, net of revenues recognized in the period (3)	552,307
Amounts acquired with the acquisition of Brazos Delaware (4)	5,588
Contract liabilities balance at September 30, 2026	$1,245,748

Contract liabilities at September 30, 2026
Accrued liabilities	$196,407
Other liabilities	1,049,341
Total contract liabilities from contracts with customers	$1,245,748
________________________________________________________________________________________
(1)Includes $3.7 million for the three months ended September 30, 2026.
(2)Includes $(22.5) million for the three months ended September 30, 2026.
(3)See Note 6.
(4)See Note 3.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2026	$370,375
2027	1,652,910
2028	1,236,974
2029	943,698
2030	805,971
Thereafter	2,762,465
Total	$7,772,393

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

Solitude. In August 2026, the Partnership entered into an agreement to participate in the Solitude pipeline system joint venture, through a 7.50% member interest in SPS Parent, LLC, operated by a third party (“Solitude”). Solitude has reached a final investment decision to construct two 48-inch natural-gas pipelines running from the Permian Basin to Katy, Texas that will deliver scalable, long-haul natural-gas transportation, with capacity of approximately 2.25 Bcf/d (expected in late 2029) and an additional 2.25 Bcf/d (expected in 2030), with the ability to increase capacity thereafter to accommodate shipper demand (the “Solitude pipeline”). The Partnership has committed to fund its share of mandatory capital contributions during the construction phase. The Partnership’s interest is accounted for under the equity method of accounting. See Note 7 and Note 10.

Brazos Delaware. On June 11, 2026, the Partnership closed on the acquisition of Brazos Delaware for an aggregate purchase price of approximately $1.67 billion, consisting of (i) $820.3 million in cash, funded with borrowings on the commercial paper program and revolving credit facility (the “RCF”) (see Note 9), and (ii) $852.0 million of Partnership common units (see Note 5).
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
The acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the acquisition were included in the Partnership’s consolidated statements of operations beginning on the acquisition date in the second quarter of 2026. For the nine months ended September 30, 2026, acquisition-related transaction costs of $9.1 million, consisting primarily of third-party consulting and legal fees, are included in General and administrative expenses in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

The following is the final acquisition-date fair value for the assets acquired and liabilities assumed in the acquisition. Measurement period adjustments recorded during the three months ended September 30, 2026, primarily related to property, plant, and equipment and acquired customer contracts, resulted in a $40.0 million increase to other intangible assets and a $40.6 million decrease to property, plant, and equipment, which, together with other immaterial adjustments, resulted in a $2.7 million increase to goodwill. The pro forma effects of these measurement period adjustments on depreciation and amortization expense were not material.

thousands
Assets acquired:
Cash and cash equivalents	$3,991
Accounts receivable, net	77,562
Other current assets	1,284
Property, plant, and equipment	1,086,215
Goodwill	38,608
Other intangible assets	535,000
Other assets	18,321
Total assets acquired	1,760,981
Liabilities assumed:
Accounts payable and accrued liabilities	42,833
Other current liabilities	7,777
Asset retirement obligation	20,313
Other liabilities	17,813
Total liabilities assumed	88,736
Net assets acquired	$1,672,245

Goodwill recognized in the Brazos Delaware acquisition relates primarily to enhancing and diversifying the Partnership’s asset position, as well as delivering operational synergies, including increasing volumes on its existing processing facilities and increasing revenues on its natural-gas and crude-oil gathering systems.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES

The following table presents the pro forma condensed financial information of the Partnership as if the acquisition had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenues and other	$1,196,949	$1,043,667	$3,688,163	$3,060,639
Net income (loss)	338,979	361,689	1,129,256	1,047,951

The following table presents the pro forma condensed financial information of WES Operating (which is included in the Partnership’s pro forma condensed financial information) as if the acquisition had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenues and other	$1,196,949	$1,043,667	$3,688,163	$3,060,639
Net income (loss)	343,006	361,981	1,139,464	1,048,261

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma adjustments reflect pre-acquisition results of the acquisition including (i) net increases to revenues of zero and $30.2 million for the three and nine months ended September 30, 2026, respectively, and net decreases to revenues of $9.5 million and $32.5 million for the three and nine months ended September 30, 2025, respectively, with corresponding adjustments to cost of product, to adjust revenues and cost of product to conform to the Partnership’s accounting policies, including presenting certain product purchases under processing arrangements on a net basis within revenues rather than on a gross basis within cost of product, (ii) adjustments of zero and $12.2 million for the three and nine months ended September 30, 2026, respectively, and $6.5 million and $19.3 million for the three and nine months ended September 30, 2025, respectively, to decrease depreciation and amortization expense based on the acquisition-date fair value and estimated useful lives of property, plant, and equipment, and intangible assets, (iii) net decreases to interest expense of zero and $4.1 million for the three and nine months ended September 30, 2026, respectively, and $4.1 million and $12.9 million for the three and nine months ended September 30, 2025, respectively, reflecting the interest expense on the commercial paper program and RCF borrowings used to finance the cash-funded portion of the acquisition, net of the elimination of Brazos Delaware’s historical interest expense on higher-rate debt that was repaid at closing and not assumed by the Partnership, (iv) the exclusion of zero and $9.6 million of loss on the early extinguishment of debt for the three and nine months ended September 30, 2026, respectively, which related to Brazos Delaware’s historical debt that was repaid at closing and not assumed by the Partnership, and (v) the exclusion of Brazos Delaware’s historical net gains of zero and $5.6 million on the interest rate derivatives for the three and nine months ended September 30, 2026, respectively, a net gain of $0.4 million for the three months ended September 30, 2025, and a net loss of $10.5 million for the nine months ended September 30, 2025, as the related derivatives were settled prior to closing and the underlying debt was not assumed.
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
The pro forma information in the table above includes $82.0 million and $98.2 million of revenues and $61.3 million and $73.4 million of expenses for the three and nine months ended September 30, 2026, respectively, attributable to the assets acquired as part of the acquisition that are included in the Partnership’s and WES Operating’s consolidated statements of operations.

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
The Aris acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in the Aris acquisition were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the Aris acquisition were included in the Partnership’s consolidated statements of operations beginning on the acquisition date in the fourth quarter of 2025. For the nine months ended September 30, 2026, general and administrative expenses in the consolidated statements of operations include acquisition-related transaction costs of $0.3 million.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

The following is the final acquisition-date fair value for the assets acquired and liabilities assumed in the Aris acquisition. Measurement period adjustments recorded during the nine months ended September 30, 2026, resulted in a $2.3 million increase to goodwill.

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2025
March 31	$0.910	$355,253	May 15, 2025	May 2, 2025
June 30	0.910	355,254	August 14, 2025	August 1, 2025
September 30	0.910	379,521	November 14, 2025	October 31, 2025
December 31	0.910	379,675	February 13, 2026	February 2, 2026
2026
March 31	$0.930	$374,643	May 15, 2026	May 1, 2026
June 30	0.930	392,679	August 14, 2026	July 31, 2026
September 30	0.930	392,722	November 13, 2026	November 2, 2026

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, according to the terms of its limited partnership agreement. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2025
March 31	$363,290	May 2025
June 30	363,290	August 2025
September 30	391,568	October 2025
December 31	385,911	February 2026
2026
March 31	$378,683	May 2026
June 30	405,281	August 2026
September 30	396,837	November 2026

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of September 30, 2026, Occidental held 150,374,176 common units, representing a 35.6% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.1% general partner interest in the Partnership. The public held 262,809,560 common units, representing a 62.3% limited partner interest in the Partnership. On January 16, 2026, the Partnership and subsidiaries of Occidental entered into a unit redemption agreement (“Unit Redemption Agreement”) providing for the transfer to, and redemption by, the Partnership on February 3, 2026, of approximately 15.3 million common units of the Partnership (see Note 6), valued at $610.0 million.
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

Partnership equity repurchases. In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2026, the Partnership repurchased no common units. As of September 30, 2026, the Partnership had an authorized amount of $250.0 million remaining under the program.

Holdings of WES Operating equity. On October 15, 2025, WES Operating issued preferred units to Aris, a wholly owned subsidiary of the Partnership, in connection with the Aris acquisition (see Note 1). As of September 30, 2026, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.2% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 1.8% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2026	2025	2026	2025
Net income (loss)
Limited partners’ interest in net income (loss)	$324,784	$331,730	$1,062,058	$967,317
Weighted-average common units outstanding
Basic	413,175	381,330	403,489	381,216
Dilutive effect of non-vested phantom units	1,880	1,458	1,691	1,414
Diluted	415,055	382,788	405,180	382,630
Excluded due to anti-dilutive effect	—	—	2	—
Net income (loss) per common unit
Basic	$0.79	$0.87	$2.63	$2.54
Diluted	$0.78	$0.87	$2.62	$2.53

WES Operating’s net income (loss) per common unit. Net income (loss) per common unit for WES Operating is not calculated because it has no publicly traded units.

6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenues and other
Service revenues – fee based	$515,332	$566,912	$1,595,688	$1,667,849
Service revenues – product based	9,621	5,416	45,570	29,529
Product sales	8,098	13,639	22,116	23,238
Other	642	—	1,802	—
Total revenues and other	533,693	585,967	1,665,176	1,720,616
Equity income, net – related parties (1)	18,803	16,847	55,115	64,410
Operating expenses
Cost of product (2)	21,117	1,332	54,885	(21,710)
Operation and maintenance	1,505	1,833	4,123	5,314
General and administrative	—	—	(20)	210
Total operating expenses	22,622	3,165	58,988	(16,186)
Gain (loss) on divestiture and other, net	—	—	1,366	—
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. RELATED-PARTY TRANSACTIONS

Balance sheets
thousands	September 30, 2026	December 31, 2025
Assets
Accounts receivable, net	$384,057	$407,941
Other current assets	5,723	524
Equity investments (1)	512,888	504,859
Other assets	32,527	33,124
Total assets	935,195	946,448
Liabilities
Accounts and imbalance payables	40,740	20,639
Accrued liabilities (2)	188,420	14,991
Other liabilities (2)	935,425	631,292
Total liabilities	1,164,585	666,922
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

Statements of cash flows
	Nine Months Ended September 30,
thousands	2026	2025
Distributions from equity-investment earnings – related parties	$60,808	$69,217
Contributions to equity investments – related parties	(27,710)	—
Distributions from equity investments in excess of cumulative earnings – related parties	13,988	26,000
Distributions to Partnership unitholders (1)	(455,563)	(470,929)
Distributions to noncontrolling interest owner of WES Operating (2)	(21,837)	(21,485)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
General and administrative (1)	$1,103	$909	$3,583	$3,465
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Balance sheets
thousands	September 30, 2026	December 31, 2025
Other current assets	$5,483	$447
Other assets	27,808	29,957
Accounts and imbalance payables (1)	67,199	76,040
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Nine Months Ended September 30,
thousands	2026	2025
Distributions to WES Operating unitholders (1)	$(1,169,875)	$(1,073,936)
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

Gathering and processing agreements. The Partnership has significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 27% and 30% for the three and nine months ended September 30, 2026, respectively, and 35% for both the three and nine months ended September 30, 2025. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 87% and 90% for the three and nine months ended September 30, 2026, respectively, and 90% and 91% for the three and nine months ended September 30, 2025, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 38% and 39% for the three and nine months ended September 30, 2026, respectively, and 79% for both the three and nine months ended September 30, 2025, which decreased primarily due to the addition of third-party volumes from the Aris acquisition.
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
During the first quarter of 2026, Delaware Basin Midstream LLC (“DBM”), a subsidiary of the Partnership, entered into an amendment (the “GGA Amendment”) to its Delaware Basin gas gathering agreement with Anadarko E&P Onshore LLC, a subsidiary of Occidental, to, among other things, (i) replace its cost-of-service-based gathering fee structure with a fixed-fee structure, (ii) add a new minimum-volume commitment through the end of 2027, and (iii) modify the process for certain dedication-related acreage transfers and releases. On January 16, 2026, and in connection with the GGA Amendment and related transactions, including an agreement between DBM and a third party pursuant to which DBM will gather and process certain volumes of natural gas already existing on the Partnership’s system, and conforming modifications to the terms of the associated processing arrangements between subsidiaries of the Partnership and Occidental, the Partnership and subsidiaries of Occidental also entered into a Unit Redemption Agreement providing for the transfer to, and redemption by, the Partnership on February 3, 2026, of approximately 15.3 million common units of the Partnership, valued at $610.0 million.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments:

thousands	Percentage Ownership Interest	Balance at December 31, 2025	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at September 30, 2026
FRP	33.33%	$176,806	$29,281	$—	$(29,869)	$(4,331)	$171,887
Mi Vida	50.00%	31,741	(4,509)	2,960	—	—	30,192
Red Bluff Express	30.00%	111,795	14,997	—	(14,997)	(1,630)	110,165
Rendezvous (2)	22.00%	372	(171)	—	(101)	(100)	—
TEG	20.00%	13,935	493	—	(508)	(360)	13,560
TEP	20.00%	164,034	11,949	—	(12,258)	(4,995)	158,730
White Cliffs	10.00%	6,176	3,075	—	(3,075)	(2,572)	3,604
Solitude	7.50%	—	—	24,750	—	—	24,750
Total		$504,859	$55,115	$27,710	$(60,808)	$(13,988)	$512,888
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.
(2)Carrying value remained zero as of September 30, 2026, as cumulative equity method losses exceeded the Partnership’s investment balance. Further losses have been suspended as the Partnership has no obligation to fund losses or provide other financial support.

Solitude. In August 2026, the Partnership entered into an agreement to participate in Solitude, which was deemed to be a variable interest entity. Neither the Partnership nor any of its subsidiaries has been deemed to be the primary beneficiary due to not having the power to direct activities that most significantly impact economic performance. The Partnership’s maximum exposure to loss as a result of its involvement in the joint venture includes its equity investment, as shown in the table above, and its remaining commitment to fund mandatory capital contributions. The Partnership has not provided financial support that was not contractually required to be provided. See Note 3 and Note 10.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Trade receivables, net	$1,060,429	$759,183	$1,060,429	$759,183
Other receivables, net	13,165	14,014	13,124	13,982
Total accounts receivable, net	$1,073,594	$773,197	$1,073,553	$773,165

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Crude and NGLs inventory	$1,490	$2,733	$1,490	$2,733
Materials and supplies	12,485	10,103	12,485	10,103
Imbalance receivables	17,732	12,220	17,732	12,220
Prepaid insurance	3,606	16,111	2,595	15,540
Contract assets	6,420	3,386	6,420	3,386
Other	23,483	19,700	23,243	19,622
Total other current assets	$65,216	$64,253	$63,965	$63,604

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Accrued interest expense	$128,318	$136,006	$128,318	$136,006
Short-term asset retirement obligations	7,132	9,942	7,132	9,942
Short-term remediation and reclamation obligations	8,276	8,376	8,276	8,376
Income taxes payable	7,285	9,430	7,944	9,430
Contract liabilities (1)	196,407	22,883	196,407	22,883
Accrued payroll and benefits	68,932	69,623	—	4,450
Short-term lease liabilities	80,636	65,295	80,636	65,295
Other (2)	67,195	86,820	53,283	70,491
Total accrued liabilities	$564,181	$408,375	$481,996	$326,873
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2026			December 31, 2025
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Commercial paper	$266,000	$265,771	$265,771	$—	$—	$—
Senior Notes	—	—	—	440,505	440,205	440,923
Finance lease liabilities	5,157	5,157	5,157	8,620	8,620	8,620
Total short-term debt	$271,157	$270,928	$270,928	$449,125	$448,825	$449,543

Long-term debt
Senior Notes (2)	$8,936,329	$8,874,622	$8,297,590	$8,236,329	$8,182,745	$8,010,240
Finance lease liabilities	8,973	8,973	8,973	12,425	12,425	12,425
Total long-term debt	$8,945,302	$8,883,595	$8,306,563	$8,248,754	$8,195,170	$8,022,665
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.
(2)As of September 30, 2026, maturity dates range from 2028 to 2050.

Debt activity. The following table summarizes the debt activity for the period presented:

thousands	Carrying Value
Balance at December 31, 2025	$8,643,995
RCF borrowings	360,000
Commercial paper borrowings (repayments), net (1)	265,771
Repayments of RCF borrowings	(360,000)
Repayment of 4.650% Senior Notes due 2026	(440,505)
Issuance of 5.700% Senior Notes due 2036	700,000
Finance lease liabilities	(6,915)
Other	(7,823)
Balance at September 30, 2026	$9,154,523
_________________________________________________________________________________________
(1)Net of borrowings and repayments related to commercial paper notes with original maturities of 90 days or less.

WES Operating Senior Notes. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the 4.050% Senior Notes due 2030 and the 5.250% Senior Notes due 2050 were 4.169% and 5.363%, respectively, at September 30, 2026 and 2025. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
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
As of September 30, 2026, WES Operating was in compliance with all covenants under the relevant governing indentures.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

Revolving credit facility. As of September 30, 2026, there were no outstanding borrowings, resulting in $1.7 billion in effective borrowing capacity under the RCF, after taking into account the $266.0 million of outstanding commercial paper borrowings (see below), for which WES Operating maintains availability under the RCF as support for WES Operating’s commercial paper program. RCF borrowings during the three months ended June 30, 2026, were used to fund the acquisition of Brazos Delaware (see Debt activity above and Note 3). As of September 30, 2026 and 2025, the interest rate on any outstanding RCF borrowings was 5.21% and 5.43%, respectively. The facility-fee rate was 0.20% at September 30, 2026 and 2025. As of September 30, 2026, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. The maturities of the notes may vary but may not exceed 397 days. As of September 30, 2026, there were $266.0 million in outstanding borrowings under the commercial paper program at a weighted-average interest rate of 4.38% and weighted-average maturity of 7 days. A portion of the outstanding borrowings were used to fund the acquisition of Brazos Delaware (see Note 3).

10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of September 30, 2026, and December 31, 2025, the consolidated balance sheets included $11.6 million and $10.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in accrued liabilities, and the long-term portion of these amounts is included in other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 8. As of September 30, 2026, and December 31, 2025, the recorded obligations reflect gross amounts and exclude $4.7 million and $6.5 million, respectively, of anticipated insurance recoveries which are included in accounts receivable, net.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs and commitment to fund its share of mandatory capital contributions to Solitude, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which are expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the DBM water systems, West Texas complex, Powder River Basin complex, and DJ Basin complex.
In August 2026, the Partnership entered into long-term firm transportation agreements in connection with its participation in Solitude (see Note 3). The agreements (i) require the Partnership to reserve minimum transportation capacity and pay a fixed demand charge, regardless of volumes shipped, beginning when each pipeline is placed in service and (ii) have an initial term of approximately ten years following the applicable in-service dates. As of September 30, 2026, the Partnership’s aggregate fixed and determinable commitment under the agreements was approximately $1.0 billion based on current estimated in-service dates, consisting of zero for the remainder of 2026 and for each of the years ending December 31, 2027 and 2028, and approximately $11.9 million and $75.6 million for the years ending December 31, 2029 and 2030, respectively, and $938.6 million thereafter. No amounts were incurred under the agreements during the three or nine months ended September 30, 2026. The agreements also include variable charges based on regulatory costs, fuel requirements, transportation volumes, and other usage-related factors, which are excluded from the amounts above.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. REPORTABLE SEGMENT

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment, including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenues from external customers (1)	$1,202,428	$952,301	$3,541,613	$2,811,360
Other revenues	(8,211)	183	902	562
Total revenues and other	1,194,217	952,484	3,542,515	2,811,922
Equity income, net – related parties	18,803	16,847	55,115	64,410
Less significant expenses: (2)
Operation and maintenance	291,456	212,385	841,050	663,528
Cash general and administrative costs (3)	74,271	52,320	207,562	164,033
Less other segment items:
Depreciation and amortization	223,776	170,323	630,147	512,896
Interest expense	116,580	92,353	338,954	284,816
Other (income) expense, net (4)	(792)	(1,754)	(10,356)	(12,923)
Income tax expense (benefit)	6,780	2,089	15,433	7,763
Other (5)	161,970	92,743	461,578	240,033
Net income (loss)	$338,979	$348,872	$1,113,262	$1,016,186
_________________________________________________________________________________________
(1)Includes service revenues - fee based, service revenues - product based, and product sales.
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

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of September 30, 2026, and December 31, 2025, the consolidated balance sheets include $16.4 billion and $15.0 billion, respectively, of total assets, which includes $512.9 million and $504.9 million of assets related to equity investments as of September 30, 2026, and December 31, 2025, respectively.
Capital expenditures for additions to long-lived assets were $808.4 million and $505.8 million for the nine months ended September 30, 2026 and 2025, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. SUBSEQUENT EVENTS

In October 2026, the Partnership entered into an agreement to acquire a third-party Delaware Basin produced-water gathering and disposal company for approximately $98.0 million, subject to customary purchase price adjustments. The acquisition is expected to close during the fourth quarter of 2026.
Also in October 2026, the Partnership entered into an agreement to sell its Southwest Wyoming assets to a third party for approximately $75.0 million, subject to regulatory approval and purchase price adjustments. The transaction is expected to close before year-end 2026, and the Partnership expects to record a gain in excess of $100.0 million, subject to final purchase price adjustments.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.2% partnership interest in WES Operating, as of September 30, 2026. Amounts attributable to noncontrolling interests presented in this Item 2 consist of (i) the 25% third-party interest in Chipeta for all periods presented, and only for natural-gas assets for throughput attributable to WES, and (ii) the 1.8%, 1.8%, and 2.0% limited partner interest in WES Operating as of September 30, 2026, June 30, 2026, and September 30, 2025, respectively, owned by an Occidental subsidiary. See Note 1—Description of Business and Basis of Presentation and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. We also own and control the entire non-economic general partner interest in WES Operating, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering, transporting, recycling, treating, supplying, and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell residue, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of September 30, 2026, our assets and investments, excluding assets under construction, consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	16	2	1	—
Treating facilities	43	3	—	—
Processing plants/trains	30	3	—	1
Produced-water gathering, treating, recycling, and disposal systems	8	—	—	—
NGLs pipelines	2	—	—	4
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	2	1	—	1

Significant financial and operational events during the nine months ended September 30, 2026, included the following:

•In August 2026, we entered into an agreement to participate in Solitude. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
•Our third-quarter 2026 per-unit distribution is unchanged from the second-quarter 2026 per-unit distribution of $0.930.
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

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	2,562	2,140	20%	2,248	2,065	9%
DJ Basin	1,482	1,547	(4)%	1,516	1,449	5%
Powder River Basin	400	398	1%	398	455	(13)%
Equity investments	467	494	(5)%	476	559	(15)%
Other	1,025	939	9%	980	897	9%
Total throughput for natural-gas assets	5,936	5,518	8%	5,618	5,425	4%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	272	265	3%	269	257	5%
DJ Basin	90	94	(4)%	94	99	(5)%
Powder River Basin	24	27	(11)%	26	27	(4)%
Equity investments	109	108	1%	106	105	1%
Other	40	39	3%	38	37	3%
Total throughput for crude-oil and NGLs assets	535	533	—%	533	525	2%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	3,047	2,993	2%	2,963	1,225	142%
Total throughput for produced-water assets	3,047	2,993	2%	2,963	1,225	142%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can impact the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange West Texas Intermediate crude-oil daily settlement prices during the nine months ended September 30, 2026, ranged from a low of $55.99 per barrel in January 2026 to a high of $112.95 per barrel in April 2026, and prices during 2025 ranged from a low of $55.27 per barrel in December 2025 to a high of $80.04 per barrel in January 2025. The Waha Hub natural-gas prices during the nine months ended September 30, 2026, ranged from a low of ($9.52) per MMBtu in April 2026 to a high of $14.47 per MMBtu in January 2026, and prices during 2025 ranged from a low of ($8.82) per MMBtu in October 2025 to a high of $7.50 per MMBtu in January 2025. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

ACQUISITIONS AND DIVESTITURES

In August 2026, we entered into an agreement to participate in Solitude. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
On June 11, 2026, we closed on the acquisition of Brazos Delaware, and in the fourth quarter of 2025, closed on the acquisition of Aris. See Note 3—Acquisitions and Divestitures, Note 5—Equity and Partners’ Capital, and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Total revenues and other (1)	$1,194,217	$1,224,719	$3,542,515	$2,811,922
Equity income, net – related parties	18,803	21,536	55,115	64,410
Total operating expenses (1)	745,642	714,954	2,123,391	1,572,442
Gain (loss) on divestiture and other, net	(5,831)	(4,598)	(16,796)	(8,048)
Operating income (loss)	461,547	526,703	1,457,443	1,295,842
Interest expense	(116,580)	(108,984)	(338,954)	(284,816)
Gain (loss) on early extinguishment of debt	—	(150)	(150)	—
Other income (expense), net	792	2,834	10,356	12,923
Income (loss) before income taxes	345,759	420,403	1,128,695	1,023,949
Income tax expense (benefit)	6,780	5,152	15,433	7,763
Net income (loss)	338,979	415,251	1,113,262	1,016,186
Net income (loss) attributable to noncontrolling interests	7,073	11,699	27,528	25,884
Net income (loss) attributable to Western Midstream Partners, LP (2)	$331,906	$403,552	$1,085,734	$990,302
_________________________________________________________________________________________
(1)Total revenues and other includes amounts earned from services provided to related parties and from the sale of natural gas, condensate, NGLs and water solutions volumes to related parties. Total operating expenses includes amounts charged by related parties for services received. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2026” refer to the comparison of the three months ended September 30, 2026, to the three months ended June 30, 2026; and any increases or decreases “for the nine months ended September 30, 2026” refer to the comparison of the nine months ended September 30, 2026, to the nine months ended September 30, 2025.

Throughput

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	451	427	6%	436	373	17%
Processing	5,018	4,597	9%	4,706	4,493	5%
Equity investments (1)	467	494	(5)%	476	559	(15)%
Total throughput	5,936	5,518	8%	5,618	5,425	4%
Throughput attributable to noncontrolling interests	193	175	10%	183	184	(1)%
Total throughput attributable to WES for natural-gas assets	5,743	5,343	7%	5,435	5,241	4%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	426	425	—%	427	420	2%
Equity investments (1)	109	108	1%	106	105	1%
Total throughput	535	533	—%	533	525	2%
Throughput attributable to noncontrolling interests	9	10	(10)%	9	10	(10)%
Total throughput attributable to WES for crude-oil and NGLs assets	526	523	1%	524	515	2%
Throughput for produced-water assets (MBbls/d)
Gathering, disposal, and water solutions	3,047	2,993	2%	2,963	1,225	142%
Throughput attributable to noncontrolling interests	55	54	2%	53	24	121%
Total throughput attributable to WES for produced-water assets (2)	2,992	2,939	2%	2,910	1,201	142%
_________________________________________________________________________________________
(1)Represents our share of average throughput for investments accounted for under the equity method of accounting.
(2)Water solutions volumes include groundwater and gathered produced water that is treated and recycled.

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 400 MMcf/d for the three months ended September 30, 2026, primarily due to (i) throughput from the acquisition of the Comanche complex and (ii) higher throughput at the West Texas and Chipeta complexes due to increased production in the area. These increases were offset partially by lower throughput at the DJ Basin complex due to decreased production in the area.
Total throughput attributable to WES for natural-gas assets increased by 194 MMcf/d for the nine months ended September 30, 2026, primarily due to (i) throughput from the acquisition of the Comanche complex and (ii) higher throughput at the DJ Basin, West Texas, and Chipeta complexes. These increases were offset partially by (i) lower throughput at the Powder River Basin complex due to decreased production in the area and (ii) lower throughput at the Mi Vida plant.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 53 MBbls/d for the three months ended September 30, 2026, primarily due to increased water solutions volumes at the DBM water systems.
Total throughput attributable to WES for produced-water assets increased by 1,709 MBbls/d for the nine months ended September 30, 2026, primarily due to the acquisition of Aris.

Revenues

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Service revenues – fee based	$1,018,558	$980,096	4%	$2,931,956	$2,542,869	15%

Other revenues from customers
Service revenues – product based	$88,161	$112,641	(22)%	$289,569	$143,613	102%
Product sales	95,709	124,763	(23)%	320,088	124,878	156%
Total other revenues from customers	$183,870	$237,404	(23)%	$609,657	$268,491	127%

Per-unit gross average sales price:
Natural gas (per Mcf)	$1.63	$(1.29)	NM	$0.05	$1.26	(96)%
NGLs (per Bbl)	29.80	31.58	(6)%	28.19	25.55	10%
Skim-oil (per Bbl)	78.74	93.17	(15)%	79.61	65.31	22%
_________________________________________________________________________________________
NM—Not meaningful

Service revenues – fee based
Service revenues – fee based increased by $38.5 million for the three months ended September 30, 2026, primarily due to increases of (i) $37.4 million due to the acquisition of the Comanche complex and (ii) $10.3 million at the West Texas complex due to increased throughput. These increases were offset partially by a decrease of $12.2 million at the DJ Basin complex due to decreased throughput.
Service revenues – fee based increased by $389.1 million for the nine months ended September 30, 2026, primarily due to increases of (i) $359.3 million at the DBM water systems due to the acquisition of Aris and increased throughput, (ii) $55.5 million due to the acquisition of the Comanche complex, and (iii) $8.4 million at the DBM oil system due to increased deficiency fees on certain contracts with increasing throughput minimums. These increases were offset partially by decreases of (i) $15.2 million at the West Texas complex due to lower average fees, (ii) $10.8 million at the Powder River Basin complex due to decreased throughput, (iii) $6.9 million at the Springfield systems primarily due to lower average fees resulting from a cost-of-service rate redetermination effective January 1, 2026, and (iv) $6.1 million at the DJ Basin oil system due to decreased throughput.

Other revenues from customers
Other revenues from customers decreased by $53.5 million for the three months ended September 30, 2026, primarily due to decreases of (i) $38.9 million at the West Texas complex due to contract mix and product pricing dynamics, (ii) $19.7 million at the DBM water systems due to decreased skim-oil volumes sold and average prices, (iii) $13.2 million at the DJ Basin complex primarily due to decreased volumes sold, and (iv) $9.7 million at the Chipeta complex due to lower volumes sold. These decreases were offset partially by an increase of $28.4 million due to the acquisition of the Comanche complex.
Other revenues from customers increased by $341.2 million for the nine months ended September 30, 2026, primarily due to increases of (i) $132.7 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes sold and average prices, (ii) $127.3 million at the West Texas complex due to higher average NGLs prices, partially offset by decreased volumes sold, (iii) $42.7 million due to the acquisition of the Comanche complex, (iv) $24.7 million at the DJ Basin complex due to increased volumes sold and average prices, and (v) $8.4 million at the Chipeta complex due to increased volumes sold and average prices.

Equity Income, Net – Related Parties

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Equity income, net – related parties	$18,803	$21,536	(13)%	$55,115	$64,410	(14)%

Equity income, net – related parties decreased by $9.3 million for the nine months ended September 30, 2026, primarily due to a decrease of $8.3 million at Mi Vida.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Natural-gas purchases	$8,477	$10,304	(18)%	$26,738	$26,407	1%
Crude oil and NGLs purchases	108,233	102,363	6%	306,742	174,565	76%
Other	4,977	4,773	4%	8,531	(65,612)	113%
Cost of product	121,687	117,440	4%	342,011	135,360	153%
Operation and maintenance	291,456	285,353	2%	841,050	663,528	27%
Total Cost of product and Operation and maintenance expenses	$413,143	$402,793	3%	$1,183,061	$798,888	48%

Crude oil and NGLs purchases
Crude oil and NGLs purchases increased by $5.9 million for the three months ended September 30, 2026, primarily due to (i) $15.5 million related to the acquisition of the Comanche complex and (ii) $6.5 million at the West Texas complex due to higher purchased volumes. These increases were offset partially by a decrease of $10.0 million at the DBM water systems due to decreased volumes and lower average prices.
Crude oil and NGLs purchases increased by $132.2 million for the nine months ended September 30, 2026, primarily due to increases of (i) $66.1 million at the DBM water systems due to the acquisition of Aris, including increased skim-oil volumes and higher average prices, (ii) $22.9 million related to the acquisition of the Comanche complex, and (iii) $18.8 million and $18.4 million at the DJ Basin and West Texas complexes, respectively, due to increased volumes and higher average prices.

Other items
Other items increased by $74.1 million for the nine months ended September 30, 2026, primarily due to changes in imbalance positions at the West Texas and DJ Basin complexes.

Operation and maintenance expense
Operation and maintenance expense increased by $6.1 million for the three months ended September 30, 2026, primarily due to (i) $13.7 million related to the acquisition of the Comanche complex and (ii) $9.4 million in salaries and wages costs. These increases were offset partially by decreases of (i) $7.0 million in land-related costs, (ii) $4.3 million in equipment and maintenance costs, and (iii) $4.3 million in water-disposal costs.
Operation and maintenance expense increased by $177.5 million for the nine months ended September 30, 2026, primarily due to (i) $169.4 million related to the Aris acquisition, (ii) $20.9 million related to the acquisition of the Comanche complex, and (iii) $10.2 million in salaries and wages costs. These increases were offset partially by a decrease of $29.9 million in equipment and maintenance costs.

Other Operating Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
General and administrative	$87,783	$85,929	2%	$248,862	$197,051	26%
Property and other taxes	20,383	19,736	3%	59,605	51,356	16%
Depreciation and amortization	223,776	205,945	9%	630,147	512,896	23%
Long-lived asset and other impairments	557	551	1%	1,716	12,251	(86)%
Total other operating expenses	$332,499	$312,161	7%	$940,330	$773,554	22%
General and administrative expenses
General and administrative expenses increased by $51.8 million for the nine months ended September 30, 2026, primarily due to increases of (i) $27.0 million in salaries and wages and (ii) $17.7 million in corporate expenses, primarily related to transaction costs for the Brazos Delaware acquisition and higher legal expenses.

Property and other taxes
Property and other taxes increased by $8.2 million for the nine months ended September 30, 2026, primarily due to the acquisition of Aris and Brazos Delaware.

Depreciation and amortization expense
Depreciation and amortization expense increased by $17.8 million for the three months ended September 30, 2026, primarily due to $16.3 million related to the acquisition of the Comanche complex.
Depreciation and amortization expense increased by $117.3 million for the nine months ended September 30, 2026, primarily due to (i) $80.3 million related to the Aris acquisition, (ii) $24.3 million related to the acquisition of the Comanche complex, and (iii) $13.5 million at the West Texas complex from new assets placed in service. These increases were offset partially by a decrease of $7.8 million due to the retirement of certain corporate assets.

Long-lived asset and other impairment expense
Long-lived asset and other impairment expense decreased by $10.5 million for the nine months ended September 30, 2026, primarily due to an impairment at the Granger complex in 2025.

Interest Expense

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Long-term and short-term debt	$(122,242)	$(113,715)	7%	$(351,489)	$(280,648)	25%
Finance lease liabilities	(259)	(238)	9%	(793)	(1,673)	(53)%
Commitment fees and amortization of debt-related costs	(1,943)	(1,744)	11%	(5,555)	(9,163)	(39)%
Capitalized interest	7,864	6,713	17%	18,883	6,668	183%
Interest expense	$(116,580)	$(108,984)	7%	$(338,954)	$(284,816)	19%

Interest expense increased by $7.6 million for the three months ended September 30, 2026, primarily due to an increase of $9.5 million of interest incurred on the 5.700% Senior Notes that were issued during the second quarter of 2026.
Interest expense increased by $54.1 million for the nine months ended September 30, 2026, primarily due to increases of (i) $58.4 million of interest incurred on the 4.800% Senior Notes and the 5.500% Senior Notes that were issued during the fourth quarter of 2025, and the 5.700% Senior Notes that were issued during the second quarter of 2026, and (ii) $22.7 million of interest incurred on the 7.250% Senior Notes that were assumed as part of the acquisition of Aris during the fourth quarter of 2025. These increases were offset partially by decreases of (i) $12.2 million due to higher capitalized interest, (ii) $10.5 million due to the repayment of the 4.650% Senior Notes during the second quarter of 2026, and (iii) $6.0 million due to the repayment of the 3.950% Senior Notes during the second quarter of 2025. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Income (loss) before income taxes	$345,759	$420,403	(18)%	$1,128,695	$1,023,949	10%
Income tax expense (benefit)	6,780	5,152	32%	15,433	7,763	99%
Effective tax rate	2%	1%		1%	1%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax, and certain business activities operated through corporate subsidiaries are subject to federal and state income taxes.
Income tax expense increased by $7.7 million for the nine months ended September 30, 2026, primarily due to the Aris acquisition.

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

Distributable Cash Flow. We define Distributable Cash Flow (“DCF”) as Adjusted EBITDA, less total revenues and other recognized in Adjusted EBITDA in excess of (less than) customer billings; net cash paid for (i) interest expense (net of interest income recorded in other income (expense) and non-cash capitalized interest), (ii) maintenance capital expenditures, and (iii) income taxes; and Distributable Cash Flow attributable to noncontrolling interests to the extent such amounts are not excluded from Adjusted EBITDA. We believe DCF provides useful information to management and investors because it is used by other companies in the midstream industry, as well as by analysts, as a supplemental performance measure to evaluate our operating performance after cash interest expense, maintenance capital expenditures, service revenues in excess of billings, and income taxes, and to compare our operating and financial performance with that of other publicly traded partnerships that may have different capital structures or financing methods. We utilize DCF as a measure of the operating performance of our asset base and as such reconcile it to net income (loss) and Adjusted EBITDA, with the adjustments intended to enhance period-over-period comparability. DCF does not reflect changes in working capital, growth capital expenditures, acquisitions, or debt or equity financing. DCF should not be viewed as a measure of our liquidity. When evaluating our liquidity, investors should focus on net cash provided by operating activities, as well as the overall statement of cash flows, and the “Liquidity and Capital Resources” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables present reconciliations of the GAAP measures to our non-GAAP measures:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$1,194,217	$1,224,719	$3,542,515	$2,811,922
Less:
Cost of product	121,687	117,440	342,011	135,360
Depreciation and amortization	223,776	205,945	630,147	512,896
Gross margin	848,754	901,334	2,570,357	2,163,666
Add:
Distributions from equity investments	24,514	24,630	74,796	95,217
Depreciation and amortization	223,776	205,945	630,147	512,896
Less:
Reimbursed electricity-related charges recorded as revenues	34,108	33,410	101,006	94,063
Adjusted Gross Margin attributable to noncontrolling interests	23,272	23,978	69,454	62,962
Adjusted Gross Margin	$1,039,664	$1,074,521	$3,104,840	$2,614,754

To facilitate investor and industry analysis, we also disclose per-Mcf Adjusted Gross Margin for natural-gas assets, per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets, and per-Bbl Adjusted Gross Margin for produced-water assets.

	Three Months Ended		Nine Months Ended
thousands except per-unit amounts	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Gross margin
Gross margin for natural-gas assets (1)	$556,113	$567,265	$1,656,896	$1,606,999
Gross margin for crude-oil and NGLs assets (1)	103,161	116,084	325,457	315,991
Gross margin for produced-water assets (1)	203,780	216,927	608,486	264,754
Per-Mcf Gross margin for natural-gas assets (2)	1.02	1.13	1.08	1.09
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.10	2.39	2.24	2.20
Per-Bbl Gross margin for produced-water assets (2)	0.73	0.80	0.75	0.79
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets (1)	$662,699	$658,322	$1,939,830	$1,871,236
Adjusted Gross Margin for crude-oil and NGLs assets (1)	141,855	153,071	439,119	435,066
Adjusted Gross Margin for produced-water assets (1)	244,813	257,257	729,260	308,452
Per-Mcf Adjusted Gross Margin for natural-gas assets (3)	1.25	1.35	1.31	1.31
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (3)	2.93	3.21	3.07	3.09
Per-Bbl Adjusted Gross Margin for produced-water assets (3)	0.89	0.96	0.92	0.94
_________________________________________________________________________________________
(1)Excludes corporate-level depreciation and amortization and other corporate-level items.
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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$338,979	$415,251	$1,113,262	$1,016,186
Add:
Distributions from equity investments	24,514	24,630	74,796	95,217
Non-cash equity-based compensation expense	12,730	13,507	37,091	29,417
Interest expense	116,580	108,984	338,954	284,816
Income tax expense	6,780	5,152	15,433	7,763
Depreciation and amortization	223,776	205,945	630,147	512,896
Long-lived asset and other impairments	557	551	1,716	12,251
Other expense	—	329	329	286
Less:
Gain (loss) on divestiture and other, net	(5,831)	(4,598)	(16,796)	(8,048)
Gain (loss) on early extinguishment of debt	—	(150)	(150)	—
Equity income, net – related parties	18,803	21,536	55,115	64,410
Other income	835	2,834	10,403	12,923
Items impacting comparability
Acquisition-related expenses and other, net	(12,514)	476	(12,157)	—
Adjusted EBITDA attributable to noncontrolling interests	14,275	17,719	47,296	44,347
Adjusted EBITDA (1)	$708,348	$736,532	$2,128,017	$1,845,200
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$567,510	$534,736	$1,572,149	$1,664,980
Interest expense	116,580	108,984	338,954	284,816
Accretion and amortization of long-term obligations, net	(921)	(734)	(2,537)	(6,130)
Current income tax expense (benefit)	2,448	3,515	8,843	5,527
Other (income) expense, net	(792)	(2,834)	(10,356)	(12,923)
Distributions from equity investments in excess of cumulative earnings – related parties	4,081	18	13,988	26,000
Changes in assets and liabilities:
Accounts receivable, net	120,046	47,756	218,028	(19,165)
Accounts and imbalance payables and accrued liabilities, net	(122,949)	(6,425)	(101,058)	56,482
Other items, net	24,106	69,711	125,145	(110,040)
Acquisition-related expenses and other, net	12,514	(476)	12,157	—
Adjusted EBITDA attributable to noncontrolling interests	(14,275)	(17,719)	(47,296)	(44,347)
Adjusted EBITDA (1)	$708,348	$736,532	$2,128,017	$1,845,200
Cash flow information
Net cash provided by operating activities	$567,510	$534,736	$1,572,149	$1,664,980
Net cash provided by (used in) investing activities	(317,768)	(1,107,346)	(1,659,991)	(476,292)
Net cash provided by (used in) financing activities	(310,008)	29,881	(687,149)	(2,101,864)
_________________________________________________________________________________________
(1)Includes non-cash revenue of $42.6 million and $45.4 million for the three months ended September 30, 2026, and June 30, 2026, respectively, and $143.2 million and $13.3 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended		Nine Months Ended
thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Reconciliation of Net income (loss) to Distributable Cash Flow
Net income (loss)	$338,979	$415,251	$1,113,262	$1,016,186
Add:
Distributions from equity investments	24,514	24,630	74,796	95,217
Non-cash equity-based compensation expense	12,730	13,507	37,091	29,417
Income tax expense	6,780	5,152	15,433	7,763
Depreciation and amortization	223,776	205,945	630,147	512,896
Long-lived asset and other impairments	557	551	1,716	12,251
Other expense	—	329	329	286
Less:
Recognized service revenues – fee based in excess of (less than) customer billings	38,135	52,810	139,026	(95,969)
Gain (loss) on divestiture and other, net	(5,831)	(4,598)	(16,796)	(8,048)
Gain (loss) on early extinguishment of debt	—	(150)	(150)	—
Equity income, net - related parties	18,803	21,536	55,115	64,410
Items impacting comparability	(12,514)	476	(12,157)	—
Cash paid for maintenance capital expenditures	37,966	26,681	92,351	62,365
Capitalized interest	7,864	6,713	18,883	6,668
Cash paid for (reimbursement of) income taxes	(127)	10,169	13,491	2,301
Other income (net of interest income)	36	495	445	553
Distributable Cash Flow attributable to noncontrolling interests	10,699	14,076	36,519	39,390
Distributable Cash Flow	$512,305	$537,157	$1,546,047	$1,602,346
Reconciliation of Adjusted EBITDA to Distributable Cash Flow
Adjusted EBITDA	$708,348	$736,532	$2,128,017	$1,845,200
Less:
Recognized service revenues - fee based in excess of (less than) customer billings	38,135	52,810	139,026	(95,969)
Capitalized interest	7,864	6,713	18,883	6,668
Cash paid for maintenance capital expenditures	37,966	26,681	92,351	62,365
Cash paid for (reimbursement of) income taxes	(127)	10,169	13,491	2,301
Interest expense (net of interest income)	115,781	106,645	328,996	272,446
Distributable Cash Flow attributable to noncontrolling interests	(3,576)	(3,643)	(10,777)	(4,957)
Distributable Cash Flow	$512,305	$537,157	$1,546,047	$1,602,346

	Three Months Ended		Nine Months Ended
thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$567,510	$534,736	$1,572,149	$1,664,980
Less:
Capital expenditures	302,300	270,339	808,365	505,783
Contributions to equity investments — related parties	25,132	810	27,710	—
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	4,081	18	13,988	26,000
Free Cash Flow	$244,159	$263,605	$750,062	$1,185,197
Cash flow information
Net cash provided by operating activities	$567,510	$534,736	$1,572,149	$1,664,980
Net cash provided by (used in) investing activities	(317,768)	(1,107,346)	(1,659,991)	(476,292)
Net cash provided by (used in) financing activities	(310,008)	29,881	(687,149)	(2,101,864)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of gross margin as compared to the prior periods, including Revenues, Cost of Product (Natural-gas purchases, Crude oil and NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin decreased by $52.6 million for the three months ended September 30, 2026, primarily due to (i) a $30.5 million decrease in total revenues and other and (ii) a $17.8 million increase in depreciation and amortization.
Gross margin increased by $406.7 million for the nine months ended September 30, 2026, primarily due to a $730.6 million increase in total revenues and other. This increase was offset partially by (i) a $206.7 million increase in cost of product and (ii) a $117.3 million increase in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of net income (loss) as compared to the prior periods.
Net income (loss) decreased by $76.3 million for the three months ended September 30, 2026, primarily due to (i) a $30.7 million increase in total operating expenses, (ii) a $30.5 million decrease in total revenues and other, and (iii) a $7.6 million increase in interest expense.
Net income (loss) increased by $97.1 million for the nine months ended September 30, 2026, primarily due to a $730.6 million increase in total revenues and other. This increase was offset partially by (i) a $550.9 million increase in total operating expenses, (ii) a $54.1 million increase in interest expense, (iii) a $9.3 million decrease in equity income, (iv) an $8.7 million decrease in gain (loss) on divestiture and other, net, and (v) a $7.7 million increase in income tax expense (benefit).

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2026	June 30, 2026	Inc/ (Dec)	September 30, 2026	September 30, 2025	Inc/ (Dec)
Adjusted Gross Margin	$1,039,664	$1,074,521	(3)%	$3,104,840	$2,614,754	19%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.25	1.35	(7)%	1.31	1.31	—%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	2.93	3.21	(9)%	3.07	3.09	(1)%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.89	0.96	(7)%	0.92	0.94	(2)%
Adjusted EBITDA	708,348	736,532	(4)%	2,128,017	1,845,200	15%
Distributable Cash Flow	512,305	537,157	(5)%	1,546,047	1,602,346	(4)%
Free Cash Flow	244,159	263,605	(7)%	750,062	1,185,197	(37)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin. Adjusted Gross Margin decreased by $34.9 million for the three months ended September 30, 2026, primarily due to (i) decreased throughput at the DJ Basin complex, (ii) decreased skim-oil volumes sold and average prices at the DBM water systems, and (iii) contract mix and product pricing dynamics at the West Texas complex. These decreases were offset partially by an increase of $44.8 million due to the acquisition of the Comanche complex.
Adjusted Gross Margin increased by $490.1 million for the nine months ended September 30, 2026, primarily due to (i) increased throughput at the DBM water systems, including the acquisition of Aris, increased skim-oil volumes sold, average prices, and disposal-fee revenue, (ii) the acquisition of the Comanche complex, (iii) increased throughput, volumes sold, and average prices at the DJ Basin complex, and (iv) increased deficiency fees on certain contracts with increasing throughput minimums at the DBM oil system.
Per-Mcf Adjusted Gross Margin for natural-gas assets decreased by $0.10 for the three months ended September 30, 2026, primarily due to (i) contract mix and product pricing dynamics at the West Texas complex and (ii) decreased throughput and volumes sold at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets. These decreases were offset partially by the acquisition of the Comanche complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Mcf Adjusted Gross Margin for natural-gas assets was flat for the nine months ended September 30, 2026, primarily due to the acquisition of the Comanche complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, partially offset by lower average fees at the West Texas complex.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets decreased by $0.28 for the three months ended September 30, 2026, primarily due to imbalance activity resulting in higher cost of product at the GNB NGL pipeline.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets decreased by $0.02 for the nine months ended September 30, 2026, primarily due to lower distributions at FRP, partially offset by increased deficiency fees on certain contracts with increasing throughput minimums at the DBM oil system.
Per-Bbl Adjusted Gross Margin for produced-water assets decreased by $0.07 for the three months ended September 30, 2026, primarily due to decreased skim-oil volumes sold and average prices.

Adjusted EBITDA. Adjusted EBITDA decreased by $28.2 million for the three months ended September 30, 2026, primarily due to a $30.5 million decrease in total revenues and other and a $6.1 million increase in operation and maintenance expenses.
Adjusted EBITDA increased by $282.8 million for the nine months ended September 30, 2026, primarily due to a $730.6 million increase in total revenues and other. This amount was offset partially by (i) a $206.7 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $177.5 million increase in operation and maintenance expenses, (iii) a $44.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, (iv) a $20.4 million decrease in distributions from equity investments, and (v) an $8.2 million increase in property taxes.

Distributable Cash Flow. Distributable Cash Flow decreased by $24.9 million for the three months ended September 30, 2026, primarily due to (i) a $28.2 million decrease in Adjusted EBITDA, (ii) an $11.3 million increase in cash paid for maintenance capital expenditures, and (iii) a $9.1 million increase in interest expense (net of interest income). These amounts were offset partially by (i) a $14.7 million decrease in recognized service revenues - fee based in excess of (less than) customer billings and (ii) a $10.3 million decrease in cash paid for income taxes.
Distributable Cash Flow decreased by $56.3 million for the nine months ended September 30, 2026, primarily due to (i) a $235.0 million increase in recognized service revenues - fee based in excess of (less than) customer billings, (ii) a $56.6 million increase in interest expense (net of interest income), (iii) a $30.0 million increase in cash paid for maintenance capital expenditures, (iv) a $12.2 million increase in capitalized interest, and (v) an $11.2 million increase in cash paid for income taxes. These amounts were offset partially by a $282.8 million increase in Adjusted EBITDA.

Free Cash Flow. Free Cash Flow decreased by $19.4 million for the three months ended September 30, 2026, primarily due to (i) a $24.3 million increase in contributions to equity investments and (ii) a $32.0 million increase in capital expenditures. These amounts were offset partially by (i) a $32.8 million increase in net cash provided by operating activities and (ii) a $4.1 million increase in distributions from equity investments in excess of cumulative earnings.
Free Cash Flow decreased by $435.1 million for the nine months ended September 30, 2026, primarily due to (i) a $302.6 million increase in capital expenditures, (ii) a $92.8 million decrease in net cash provided by operating activities, (iii) a $27.7 million increase in contributions to equity investments, and (iv) a $12.0 million decrease in distributions from equity investments in excess of cumulative earnings.

See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity as of September 30, 2026, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. We distribute all our available cash, as defined in our partnership agreement, within 55 days following each quarter’s end. The Board declared a cash distribution to unitholders for the third quarter of 2026 of $0.930 per unit, or $392.7 million in the aggregate. The cash distribution is payable on November 13, 2026, to our unitholders of record at the close of business on November 2, 2026.
In February 2025, the Board authorized the 2025 Purchase Program for the repurchase of up to $250.0 million of our common units through December 31, 2026. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to acquire any common units, and the program may be suspended or discontinued at our discretion without prior notice. During the nine months ended September 30, 2026, the Partnership repurchased no common units. As of September 30, 2026, the Partnership had an authorized amount of $250.0 million remaining under the program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of September 30, 2026, we had a $269.7 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. The working capital deficit was primarily due to outstanding commercial paper borrowings, which are classified as current liabilities. The effective borrowing capacity under the RCF was $1.7 billion as of September 30, 2026, after taking into account the $266.0 million of outstanding commercial paper borrowings, for which we maintain availability under the RCF as support for our commercial paper program. See Note 8—Selected Components of Working Capital and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

	Nine Months Ended September 30,
thousands	2026	2025
Acquisitions	$818,723	$—
Capital expenditures (1)	808,365	505,783
Capital incurred (1)	853,779	503,817
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2026 and 2025, included $18.9 million and $6.7 million, respectively, of capitalized interest.

Acquisitions for the nine months ended September 30, 2026, included the acquisition of Brazos Delaware. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures increased by $302.6 million for the nine months ended September 30, 2026, primarily due to increases of (i) $290.7 million at the DBM water systems related to the Pathfinder pipeline project and other water gathering systems projects and (ii) $80.7 million at the West Texas complex primarily attributable to construction costs associated with the North Loving Train II. These increases were offset partially by decreases of (i) $26.3 million at the DBM oil system related to decreases in pipeline, oil pumping, and electrical distribution projects, (ii) $21.4 million at the DJ Basin complex due to decreased spending on gathering system and well-connect projects, and (iii) $20.0 million at the Chipeta complex primarily related to lower spending on facility upgrades and gathering pipeline construction.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30,
thousands	2026	2025
Net cash provided by (used in):
Operating activities	$1,572,149	$1,664,980
Investing activities	(1,659,991)	(476,292)
Financing activities	(687,149)	(2,101,864)
Net increase (decrease) in cash and cash equivalents	$(774,991)	$(913,176)

Operating activities. Net cash provided by operating activities decreased for the nine months ended September 30, 2026, primarily due to (i) the impact of changes in assets and liabilities, including as a result of the West Texas complex gas-gathering agreement amendment replacing cost-of-service fees with fixed fees (see Executive Summary within this Item 2), (ii) higher interest expense, and (iii) lower distributions from equity-investment earnings; all partially offset by higher cash operating income. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2026, primarily included (i) the acquisition of Brazos Delaware, (ii) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the DBM water systems, West Texas complex, Powder River Basin complex, DJ Basin complex, and DJ Basin oil system, (iii) contributions to equity investments, (iv) increases to materials and supplies inventory and other, and (v) distributions received from equity investments in excess of cumulative earnings.
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

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2026, primarily included (i) distributions paid to WES unitholders and noncontrolling interest owners, (ii) repayment of the total principal amount outstanding of the 4.650% Senior Notes due 2026, (iii) issuance of $700.0 million in aggregate principal amount of 5.700% Senior Notes due 2036, and (iv) net commercial paper program borrowings.
Net cash used in financing activities for the nine months ended September 30, 2025, primarily included (i) distributions paid to WES unitholders and noncontrolling interest owners and (ii) repayment of the total principal amount outstanding of the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 at par value.

Debt and credit facilities. As of September 30, 2026, (i) the carrying value of outstanding debt was $9.2 billion and (ii) the effective borrowing capacity under WES Operating’s $2.0 billion RCF was $1.7 billion, after taking into account the $266.0 million of outstanding commercial paper borrowings for which WES Operating maintains availability under the RCF as support for its commercial paper program.
During the nine months ended September 30, 2026, WES Operating (i) retired the 4.650% Senior Notes due 2026 on the par call date of April 1, 2026 for $440.5 million with proceeds from the public offerings of $1.2 billion in aggregate principal amount of Senior Notes issued in the fourth quarter of 2025 and (ii) completed the public offering of $700.0 million in aggregate principal amount of 5.700% Senior Notes due 2036.
For additional information on our senior notes, RCF, and commercial paper program, see Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Pipeline commitments. We have transportation contracts with volume commitments on multiple pipelines through 2040. As of September 30, 2026, we have estimated future minimum-volume-commitment fees totaling $1.2 million for the remainder of 2026, and a total of $1.2 billion in years thereafter. See Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net income (loss) attributable to WES	$331,906	$403,552	$1,085,734	$990,302
Limited partner interest in WES Operating not held by WES (1)	6,145	7,781	20,753	20,224
General and administrative expenses (2)	390	703	1,438	452
Other income (expense), net	(76)	(74)	(240)	(142)
Income taxes	3,713	1,922	9,010	—
Net income (loss) attributable to WES Operating	$342,078	$413,884	$1,116,695	$1,010,836
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2026	2025
WES net cash provided by operating activities	$1,572,149	$1,664,980
General and administrative expenses (1)	1,438	452
Non-cash equity-based compensation expense	(589)	(430)
Changes in working capital	(29,000)	(21,045)
Other income (expense), net	(240)	(142)
Income taxes	11	—
WES Operating net cash provided by operating activities	$1,543,769	$1,643,815

WES net cash provided by (used in) financing activities	$(687,149)	$(2,101,864)
Distributions to WES unitholders (2)	1,146,997	1,051,503
Distributions to WES from WES Operating (3)	(1,148,038)	(1,052,451)
Increase (decrease) in outstanding checks	(2,412)	(66)
Other	30,632	21,648
WES Operating net cash provided by (used in) financing activities	$(659,970)	$(2,081,230)
_________________________________________________________________________________________
(1)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.
(2)Represents distributions to WES common and general partner unitholders paid under WES’s partnership agreement. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
For the nine months ended September 30, 2026, and excluding the impact of equity investments, 96% of our wellhead natural-gas volume and 100% of our crude-oil and produced-water throughput were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee lowered its target range for the federal funds rate three times in 2025 and raised it once during the nine months ended September 30, 2026. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of September 30, 2026, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) $266.0 million outstanding in commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at September 30, 2026, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4., “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of September 30, 2026.
The Partnership closed on the acquisition of Brazos Delaware on June 11, 2026. The Partnership is in the process of evaluating the incorporation of the financial information of Brazos Delaware into its financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Solaris Water Midstream, LLC (“Solaris”), a subsidiary of Aris, and certain affiliates are named defendants in Cause No. 23-05-1085, Stateline Operating, LLC and Stateline Royalties, LP vs. Devon Energy Corporation, Stateline Water, LLC, Devon Energy Production Company, LP, Solaris Water Midstream, LLC, Solaris Midstream DB-TX LLC, and Aris Water Solutions, Inc., in the 143rd District Court, Loving County, Texas, which was filed on May 4, 2023. In this action, Plaintiffs sue Defendants for, among other things, negligence, waste, trespass, and nuisance based on Plaintiffs’ allegations that Defendants’ operations have harmed Plaintiffs’ oil and gas lease through the injection of disposed saltwater. Defendants dispute Plaintiffs’ claims of liability and damages in this matter. The case has been transferred to Reeves County, Texas, and the trial date is currently scheduled for November 30, 2026.
We have elected to use a $1.0 million threshold for disclosing certain proceedings arising under federal, state, or local environmental laws when a government authority is a party and potential monetary sanctions are involved. We believe proceedings under this threshold are not material to our business and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the 2025 Purchase Program during the third quarter of 2026:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
July 1-31, 2026	—	$—	—	$250,000,000
August 1-31, 2026	—	—	—	250,000,000
September 1-30, 2026	—	—	—	250,000,000
Total	—	—	—
______________________________________________________________________________________
(1)In 2025, the Board authorized WES to buy back up to $250.0 million of our common units through December 31, 2026. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended September 30, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

#	2.	3
Membership Interest Purchase Agreement, dated May 6, 2026, by and among Western Midstream Partners, LP, B-2 Holdings LLC and Brazos Permian II, LLC (incorporated by reference to Exhibit 2.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on June 12, 2026, File No. 001-35753)

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
Fourth Amended and Restated Agreement of Limited Partnership of Western Midstream Operating, LP, dated as of October 15, 2025 (incorporated by reference to Exhibit 99.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on November 28, 2025, File No. 001-34046).

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
Indenture, dated as of March 25, 2025, by and among Aris Water Holdings, LLC, the guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Aris Water Solutions, Inc.’s Current Report on Form 8-K filed on March 25, 2025, File No. 001-40955).

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

4.	33	Form of 5.700% Senior Notes due 2036 (included as Exhibit A to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on June 25, 2026, File No. 001-34046).

Exhibit Number			Description
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

November 4, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

November 4, 2026
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 4, 2026
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

November 4, 2026
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)